Form 10KSB
period 2000-12-31
SCANVEC AMIABLE LTD
filed 2001-04-17
CIK 919173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000           Commission File Number 000-23734

                              SCANVEC-AMIABLE, LTD.
            (Exact name of small business registrant in its charter)

                Israel                                              N/A
    (State or other jurisdiction of                          (I.R.S.  Employer
    incorporation or organization)                           Identification No.)

  International Plaza Two, Suite 625                             19113-1518
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number: (610) 521-6300

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

                 Ordinary Shares, Nominal Value $1.00 per share
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's revenues for the fiscal year ended December 31, 2000 were $17,171,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Ordinary Shares on March 31, 2001 was $3,385,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2001 there were 6,770,000 Ordinary Shares outstanding.

Transitional Small Business Disclosures

                                 Yes______ No___X___


                     SCANVEC-AMIABLE, LTD. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX


Part I                                                                                                       Page

     Item 1.      Description of Business........................................................................1

     Item 2.      Description of Properties......................................................................3

     Item 3.      Legal Proceedings..............................................................................3

     Item 4.      Submission of Matters to a Vote of Security Holders............................................4

Part II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................5

     Item 6.      Management's Discussion and Analysis of Financial Condition And Results of Operations..........6

     Item 7.      Financial Statements...........................................................................8

     Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........8

Part III

     Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act ...........................................................9

     Item 10.     Executive Compensation.........................................................................9

     Item 11.     Security Ownership of Certain Beneficial Owners and Management.................................9

     Item 12.     Certain Relationships and Related Transactions.................................................9

     Item 13.     Exhibits and Reports on Form 8-K...............................................................9

Signatures

ITEM 1.  DESCRIPTION OF BUSINESS

General

Scanvec-Amiable, Ltd., formerly the ScanVec Co. (1990) Ltd., was organized as an Israel corporation in 1990. The Company changed its name according to a shareholders resolution at the Annual shareholders meeting held on July 20, 1999. The "Company" or "ScanVec" designs, manufactures, markets and supports high-performance software for the sign making, printing and other graphics-intensive industries. The Company's products for the sign making market include its flagship design program FlexiSIGN as well as Inspire and CASmate. The Company also offers the PhotoPRINT and AccuPrint products for the large format color printing market, EnRoute for the routing and machining markets and several other software packages for the woodworking, metalworking and textile industries. The Company is a market leader in the industry and is believed to be the largest supplier of design and production software to the sign making and graphics-related markets, with more than 90,000 software products installed worldwide. The Company's strategy is to strengthen its position by expanding its current line of products to include additional innovative products that compliment the existing line. To further this strategy, in December 1998 the Company concluded a merger agreement with Amiable Technologies, Inc., a privately held Pennsylvania corporation ("Amiable") which developed engineering-based, easy-to-use Windows and Macintosh software applications for a number of vertical markets, including the sign making, digital imaging and engraving industries. Pursuant to the merger agreement, Amiable became a wholly owned subsidiary of the Company and all of the shareholders of Amiable exchanged their shares of Amiable for an aggregate of 2,341,985 of the Company's Ordinary Shares. The aggregate market value of such shares on the closing of the transaction was approximately $5.85 million. The Amiable transaction is accounted for as a pooling of interests transaction.

Effective October 29, 1999, due to the Company's failure to meet certain requirements of NASDAQ rules, the Company's Ordinary Shares were de-listed from the NASDAQ Stock Market. Since that date, the securities of the Company have been traded on the OTC Bulletin Board.

Following the merger agreement, on November 2, 1999, the Company's board of directors made several strategic decisions. The first one was to focus the current activities of the Company by moving several main departments (such as finance, technical support and marketing) from the Company's Israeli location to the Philadelphia offices. The second decision was to create a plan to combine each of the two main sign making products - Inspire and Flexi - into one future product based on the Flexi product. These two strategic decisions were successfully implemented through the year 2000 and affected the Company's basic structure.

From the Company's initial public offering in 1995 until late 2000, the Company was a "foreign private issuer" as defined in the Securities Exchange Act of 1934 and, therefore, filed Form 20-F (in lieu of Form 10-KSB) with the Securities and Exchange Commission on an annual basis. As a result of moving its headquarters and management to Philadelphia, the Company is now deemed to be a domestic filer under the SEC regulations effective with the end of the fiscal year 2000. The Company does meet the requirements to be considered a Small Business filer under the SEC regulations and will file Form 10-KSB as an annual report and Form 10-QSB on a quarterly basis.

The Company utilizes independent distributors to market and sell its products worldwide. There can be no assurance that these distributors will give a high priority to the marketing of the Company's products or that they will continue to carry the Company's products. The Company's results of operations could also be materially adversely affected by changes in the financial position of a distributor, which could occur rapidly, or by other changes in the distributor's business or marketing strategy.

The Company employed one hundred twenty-five full-time employees at December 31, 2000.

Research and Development expenses, net were $4.414 million and $4.205 million in the years of 2000 and 1999 respectively. These expenses are further discussed in Item 6.

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

The Company manages its business on a basis of one reportable operational segment. Please see Note 14:-Segments, Customer and Geographic Information for data presented in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", which is part of the Financial Statements in Item 7 of this document.

In September, 2000, Scanvec Garment Systems (1995) Ltd., the Company's subsidiary ("SGS"), acquired certain assets of, including the technology for an inkjet plotter (patent pending) developed by Hasmark, Inc. ("Hasmark"). In exchange for the assets and technology of Hasmark, Hasmark's shareholders received approximately 26% of SGS's shares, cash payments of $99k and the right to receive an aggregate of $240K in installment payments over 24 months. SGS also assumed certain liabilities that approximated $153,000. Hasmark is also entitled to receive a 4% royalty on any plotters sold by SGS contingent on a patent being granted on the plotter. The plotter was still in a prototype status and no sales revenue was recognized during the year 2000.


Industry Background

A variety of industries, including the sign making, graphic arts, textile, woodworking and printing industries, can utilize computer technologies in the design and production processes, including input and output devices, graphic design software, optimization software and software which drives the output devices and coordinates the production process. Many manufacturing companies in these industries are small to medium-size businesses, which in the past may not have been able to afford automated production devices. The Company believes that several hundred thousand of these manufacturers exist worldwide. Through 2000, the Company's products have primarily been directed to the sign making industry, although the Company also has introduced products directed to other graphics-intensive industries described below.


Sign Making

The professional sign making industry designs and manufactures the various types of signs that businesses require, including window signs and awnings, illuminated signs, building/store identification signs, interior office signs, nameplates, decals, trade show stands, banners, advertising promotions and prototypes, retail displays, exterior displays, monuments and roadway and safety signs. Sign makers utilize a variety of materials in the making of signs, such as vinyl, glass, metal, plastics, wood and ceramics.

The sign making industry is often segmented according to the type and method of sign production, including vinyl cutting (the most common type of sign making and consequently the largest segment), screen printing (for mass-volume production), large-format printing (for short-run applications, including posters), engraving (for cutting or etching small two- or three-dimensional signs from glass, metal, plastic, and wood), routing (for production of larger three-dimensional signs from glass, metal, plastic, and wood), neon and others. Sign makers are generally small to medium-sized businesses. However, the recent introduction of technologically advanced, lower-cost hardware devices and easy-to-use, powerful computers has enabled corporations and other institutions to create signs in-house.

In addition to the sign maker's tradition vinyl cutting business, new opportunities are emerging in large format printing services market. Both ScanVec and manufacturers of large format printers are aggressively marketing these capabilities to the sign making market. Large format printing enables the sign maker to offer new services to existing clients and to expand into new service areas such as point of purchase displays, exhibition graphics and advertising posters. The Company positioned itself for growth in this segment by including large format printing capabilities in its FlexiFamily and Inspire products.

Computer technology has generally replaced the traditional hand production of signs. The Company believes that computer-aided sign making, utilizing both hardware and software, has been broadly implemented in the developed countries of the world. The products used in this market include various computer hardware devices, which are used in connection with both the design of signs (input devices such as scanners, digitizing tablets and plotters) and the production of signs (output devices such as engravers, routers and cutting devices), and software products which are used to design sign layouts and graphic components and to drive output devices.

Computer-aided sign making requires the integration of these devices, to permit a graphic design that is an image on a computer screen to be transformed into a precisely cut and/or printed production item. CAS software permits the extensive manipulation of design elements such as fonts, shapes, shadows and similar items. It also enables the designer to generate instructions that will direct cutting, plotting, printing, engraving or routing machinery to generate those design elements on a variety of materials and drives the actual machinery that produces the finished sign. Many output devices, which generally range in price from $5,000 to $50,000, have CAS software integrated with them. In contrast, open architecture software is compatible with other software packages, enabling clear communication and creating easy transfers between products, as well as with a variety of hardware input and output devices. This capability enables a sign maker to participate in more than one segment of the industry without purchasing additional software systems. The Company believes that PC-based, open architecture systems can provide cost-efficient solutions compared to other types of computer-aided and non-computer-aided devices.

In addition to sign making, several other graphics-intensive industries have similar design and production requirements:


Graphic Arts

The graphic arts market worldwide is divided into several segments - independent designers and graphic studios, advertising, in-house corporate graphics departments and sign makers. Designers work with special purpose software to design and manipulate images and graphic elements to produce a completed design and they require another software solution to layout (prepare) and print the image in large format. The Company's PhotoPRINT and AccuPrint products are Raster Image Processors (RIPs) and print production software which are aimed at this market.


Printing

Large format printing is employed in short run applications such as the production of billboards and posters, in the proofing process of gravure printing and as an alternative to the traditional chemical process of single print picture enlarging. Large format printing is performed by machines designed for specific technologies that cost between $5,000 and $150,000 and up to $400,000 in the grand (very large) format machines. These machines require specialized software to address problems raised by large image size, such as memory and communications problems, color matching and color reproduction. In addition, screen printing is used to print on a variety of products made from plastic, fabrics and other materials. The screen printing process can utilize precision design software to overcome common problems in the screen printing process, such as positioning of color layers, the need to print base layers of "natural" colors and the need to enhance colors.


Woodworking

The home and office woodwork industry can utilize advanced design and carving tools to permit the carpenter or architect to design sophisticated and artistic decorations for door frames, kitchen and closet doors, tables and other wooden objects. While hand-made wood ornaments have always been valued, labor costs have increased the prices of such products to levels that are not affordable by most people. The Company believes that modern output devices, combined with easy-to-use software, can facilitate these applications and make the manufacture of these products more cost-efficient.

Textile and Sewn Goods

This market includes the design, grading, marker making, nesting and cutting of fabric, leather and other soft materials in a wide variety of applications. End users include design houses, cutting and sewing plants, and upholstery manufacturers for the furniture, automotive and aviation industries. This market is divided into two main segments: garments and their related products and sewn products. Sewn products include upholstery, automotive (interior, seats and air bags), swimming pool covers, tents, bags and composite materials for the aircraft industry. Schools, universities and other educational institutes are also a target market for OptiTex products (which are described below), mainly as an investment for future customers.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company currently leases approximately 21,454 square feet in Philadelphia, Pennsylvania at a monthly rental of approximately $36,000. The space is utilized for the Company's corporate offices. The lease is for an initial 59-month term, which began in February, 1998. In addition the Company leases approximately 781 square meters in Tel Aviv, Israel, at a monthly rental of approximately $16,000, which is linked to the Israeli Consumer Price Index. This space is utilized for SGS' corporate offices. The Company leases approximately 214 square meters in Zaventem, Belgium, at a monthly rental of approximately $2,700. This lease is for a period of nine years which began in September, 2000. This space is utilized for sales and customer support of the Company's operations in Europe, Africa and the Middle East.

The Company also leases office space in San Juan Capistrano, California; Hamburg, Germany; and Beijing, China. The Company believes that its current facilities are adequate for development and production operations as currently conducted and are adequately covered by insurance. In the event that additional facilities are required, the Company believes that it could obtain such additional facilities without difficulty and at commercially reasonable prices.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

The Company had, during 1999, been involved in several legal claims involving two former Officers of the Company and two other parties involving customer disputes. The Company had made a provision of $418,000 at December 31, 1999 for probable losses based on the opinions of management and their legal advisors. All of the legal claims were settled during 2000 for a total amount of $390,000.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its Annual General Meeting of Shareholders on October 12, 2000 in Tel Aviv, Israel. At the meeting, the following persons were elected as directors of the Company: Mr. Benjamin Givli, Dr. Ramon Harel, Mr. Jim Chang, Mr. Yuan Chang, Mr. Yu-Chung Chu, Mr. Yoav Harel, Mr. Avi Levi, Mr. Yoav Dopplet, Mr. Garry Stock and Ms. Aliza Rotbard.

         The following matters were voted upon at the Annual General Meeting of
Shareholders:

                  1. The election of ten directors. 4,214,259 Ordinary Shares voted in favor of each nominee for directors and 316,000 Ordinary Shares voted against the election of each nominee.

                  2. The appointment of Kost, Forer & Gabay as the independent public accountants of the Company for the year ending December 31, 2000. 4,815,259 Ordinary Shares voted in favor, zero Ordinary Shares voted against and 315,000 Ordinary Shares abstained.

                  3. Management's report on the business of the Company for the year ended December 31, 1999 and to approve the Company's Consolidated Balance Sheet at December 31, 1999 and the Consolidated Statement of Income for the year then ended. 4,815,259 Ordinary Shares voted in favor and 315,000 Ordinary Shares voted against.

                  4. The ratification of the terms of compensation of Dr. Ramon Harel, the current President and CEO of the Company. 3,798,559 Ordinary Shares voted in favor and 329,700 Ordinary Shares voted against.

                  5. Adoption of the 2000 Stock Option Plan by the Company. 3,717,033 Ordinary Shares voted in favor and 16,700 Ordinary Shares voted against.


Item 5.  Market For Common Equity and Related Stockholder Matters.


         In October 1995, the Company consummated an initial public offering (the "Public Offering") of 1,610,000 Ordinary Shares. At such time, the Ordinary Shares were listed on the NASDAQ National Market ("NASDAQ"). Effective October 29, 1999, due to the Company's failure to meet certain requirements of NASDAQ rules, the Company's Ordinary Shares were de-listed from the NASDAQ Stock Market. After such date, the securities of the Company commenced trading on the OTC Bulletin Board.

         The following table illustrates the high and low bid prices for the Company's common equity for each quarter within the last two fiscal years. Such information was extracted from a NASDAQ internet quotation service. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                            QTR
                 1999              HIGH         LOW        CLOSE
                 ----              ----         ---        -----

              Qtr 1                2.750       1.938       1.938

              Qtr 2                2.156       1.500       1.531

              Qtr 3                1.531       0.563       0.563

              Qtr 4                0.813       0.375       0.688

                                                            QTR
                 2000              HIGH         LOW        CLOSE
                 ----              ----         ---        -----
              Qtr 1                2.375       0.688       1.563

              Qtr 2                1.250       0.875       1.031

              Qtr 3                1.500       0.050       0.050

              Qtr 4                1.000       0.406       0.438




Ordinary Shares


         The Company's Ordinary Shares, each having a nominal value of NIS 1.00, were listed on the NASDAQ National Market, under the symbol SVECF, from October 18, 1995 until October 29, 1999. The Ordinary Shares are not listed on any other stock exchange and have not been publicly traded outside the United States.


         As of March 31, 2001, to the Company's best knowledge, there were approximately 14 record holders of Ordinary Shares, one of which, Cede & Company, is holding 1,734,000 of the 6,770,000 Ordinary Shares outstanding in street name on behalf of an indeterminable number of holders.


         In March 1998, the Company was advised by the NASDAQ Stock Market, Inc. that the Company's Ordinary Shares were not in compliance with certain of the "maintenance requirements" which must be satisfied in order to maintain the listing of the Company's Ordinary Shares on the NASDAQ National Market, including the requirement regarding the market value of the public float. In August 1998, the Company was advised by the NASDAQ Stock Market, Inc. that it has been found to be in compliance with the "maintenance requirements" for continued listing on the NASDAQ National Market. On June 1, 1999, the Company was advised by the NASDAQ Stock Market, Inc. that the Company's Ordinary Shares were not in compliance with certain of the "maintenance requirements" which must be satisfied in order to maintain the listing of the Company's Ordinary Shares on the NASDAQ National Market, including the requirement regarding the market value of the public float. The Company was further advised that if the maintenance requirements were not satisfied on or before August 31, 1999, the Company's Ordinary Shares would be subject to immediate de-listing from the NASDAQ National Market. Effective October 29, 1999, due to the Company's failure to meet certain requirements of NASDAQ rules, the Company's Ordinary Shares were de-listed from the NASDAQ Stock Market. Thereafter, the securities of the Company commenced trading on the OTC Bulletin Board.

Dividends


         The Company has not declared or paid any cash dividends in the last two fiscal years. Under Israeli law, the declaration of any final annual cash dividends requires shareholder approval; shareholders may reduce but not increase the amount of a dividend from the amount proposed by the Board. Cash dividends may be paid by an Israeli company only out of unconsolidated retained earnings of the Company as determined for statutory purposes. Under current Israeli foreign currency regulations, any dividends or other distributions paid in respect of Ordinary Shares may be freely repatriated in non-Israeli currencies at the rate of exchange prevailing at the time of conversion, provided that Israeli income tax has been paid on (or withheld from) such payments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                              Results of Operations


Sales. In 2000, total sales decreased approximately 1.2% to $17,171,000, from $17,370,000 in 1999. Although overall Sales volume remained essentially the same, sales to the traditional distribution channel decreased and were replaced by sales to printer manufacturers ("OEMs") who sold the Company's software with their printers. Sales to OEMs, in 2000, accounted for approximately 37% of revenue while in 1999, sales to OEMs made up only 15% of revenue. This change in sales distribution, we believe, is due to the end users' desire to purchase a total solution, which includes hardware and software together rather than buying them separately. The sales to OEMs are expected to remain at a similar pace for 2001.

Gross Margin. Cost of sales consists of component costs, logistics costs, wages and benefits and overhead related to the production and assembly of the Company's software products, as well as royalty payments to Israel's Office of the Chief Scientist (the "OCS"), royalty payments to third parties and amortization of capitalized software. Gross margin (i.e., gross profit as a percentage of sales) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.

The Company's gross profit increased to $13,171,000 for 2000, from a gross profit of $11,196,000 in 1999. Gross profit as a percentage of sales increased in 2000 to 76.7% from 63.94% in 1999. The increase in gross profit was primarily due to a decrease in amortization of capitalized software. As a result of the Company's decision to cease development of two separate product brands, the Company took a charge of $ 2.5million for amortization of previously capitalized software development costs in 1999. The amortization of the remaining capitalized software was $200,000 in 2000. Royalty expenses increased during 2000 to partially offset the savings in amortization. This increase in Royalty expense is correlated with the increase in sales to OEMs during 2000 discussed above. There has not been any significant changes in the cost of any product components.

Research and Development Expenses. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to (a) grants received from the OCS and (b) certain computer software development expenses capitalized by the Company.

Gross research and development expenses decreased approximately 8.9% to $4,492,000 in 2000 from $4,932,000 in 1999, due to the Company's decision to cease development of two separate product brands which resulted in the reduction of those employees involved in the development of the discontinued product brands. During 1999, the Company didn't receive any OCS grants compared to $78,000 received in 2000. Capitalization of computer software development expenses amounted to $727,000 in 1999. No development expenses were capitalized during 2000. As a result of the above-mentioned factors, net research and development expenses increased by 4.9% from 1999. As a percentage of sales, net research and development expenses increased to 25.7 % in 2000, compared to approximately 24.2% of sales in 1999.

The Company maintains research and development activities in Philadelphia and Beijing for the signmaking and printing products. The garment software products are developed in Tel Aviv.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service, as well as royalty payments to Israel's Fund for Encouraging Marketing Activities.

In 2000, selling expenses decreased by 26.9% to $4,566,000 from $6,244,000 in 1999. As a percentage of sales, selling expenses decreased to 26.6% in 2000, compared to approximately 35.9% of sales in 1999. This decrease was a result of cost savings realized from consolidating the sales and marketing staffs that were previously in Tel Aviv, Philadelphia and California into one primary staff located in Philadelphia. The Company continues to maintain sales personnel in Europe to support the European market.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses decreased approximately 40.0% to $3,470,000 in 2000, from $5,783,000 in 1999; as a percentage of sales, this represents approximately 20.2% in 2000, compared to 33.3% in 1999. The decrease in general and administrative expenses was primarily attributable to the reduction in : legal expenses- several legal claims pending in 1999 were settled in 2000; bad debts expense - 1999 operations were charged with bad debts expense for receivables that were written off whereas no bad debts were charged against operations in 2000; rent expense- closing the office in California in November, 1999 resulted in a reduction in rent expense that was primarily realized by the Company in 2000; and personnel expenses - consolidating operations resulted in a reduction of administrative staff and management personnel.

Financial Income. Financial income consists of interest on short-term deposits and income from exchange rate fluctuations, less interest on short term debt and expenses from exchange rate fluctuations. Financial income resulted in a negative or net expense of $3,000 in 2000 compared to a net expense of $20,000 in 1999. Interest contributed net income of $32,000 in 2000 compared to a net expense of $5,000 in 1999. Exchange rate fluctuations in 2000 resulted in a net expense of $35,000 compared to a net expense of $15,000 in 1999.

Taxes. The Company paid no taxes on income in 2000 as well as in 1999 due to the existence of net operating loss carryforwards.

Net Income. As a result of the foregoing, net income for 2000 was $718,000 compared to a net loss of $5,056,000, in 1999. The $5,774,000 increase in income from 1999 to 2000 was achieved despite both years having the same level of sales. The decreases in Operating Expenses achieved in 2000 represent the achievement of certain of the objectives of the merger between ScanVec and Amiable which occurred during 1998.

Liquidity and Sources of Capital
--------------------------------

At December 31, 2000, the Company had $1,510,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through cash provided by operations which totaled $197,000 during 2000. Investing activities used $376,000 of cash primarily for the purchase of computers and other office equipment. Financing activities used $84,000 of cash for payments of obligations under capital leases. Total cash and cash equivalents decreased during 2000 by $263,000.

The ratio of current assets to current liabilities was 1.30 at the end of 2000 compared with 1.15 at the end of 1999. Current assets have increased to $5,243,000 at the end of 2000 from $4,963,000 at the end of 1999 with the increase due primarily to accounts receivable. It is not anticipated that the collectibility of receivables has declined even though the total outstanding value has increased.

The company has $303,000 in long-term notes and capital lease obligations. It is anticipated that these debts will be adequately funded from operating cash flows as the company currently has no available credit facility. The company intends to generate adequate positive cashflow from operations in order to meet all of its commitments and to pursue the establishment of a line of credit.


Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the company's operations to date.


Environmental Matters

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

                    SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2000


                            U.S. DOLLARS IN THOUSANDS







                                      INDEX


                                                                         Page
                                                                        ------

Report of Independent Auditors                                             2

Consolidated Balance Sheet                                               3 - 4

Consolidated Statements of Operations                                      5

Statements of Changes in Shareholders' Equity                              6

Consolidated Statements of Cash Flows                                    7 - 8

Notes to Consolidated Financial Statements                              9 - 29




                              - - - - - - - - - - -

[GRAPHIC
OMITTED]  ERNST & YOUNG     o  Kost Forer & Gabbay      o  Phone: 972-3-6232525
                               3 Aminadav St.              Fax:   972-3-5622555
                               Tel-Aviv 67067, Israel




                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                              SCANVEC AMIABLE LTD.


          We have audited the accompanying consolidated balance sheet of Scanvec Amiable Ltd. ("the Company") and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scanvec Amiable Ltd. and its subsidiaries as of December 31, 2000 and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /s/ Kost Forer & Gabbay
                                           --------------------------------
Tel-Aviv, Israel                                 KOST FORER & GABBAY
March 12, 2001                          A Member of Ernst & Young International

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                    December 31,
                                                                        2000
                                                                    ------------

      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          1,510
    Trade receivables, net (net of allowance for doubtful accounts of $647 and net of allowance for return account of $106 as of
     December 31, 2000)                                                2,882
    Related parties (Note 10)                                              -
    Other accounts receivable and prepaid expenses (Note 4)              510
    Inventories                                                          341
                                                                       -----

Total current assets                                                   5,243
                                                                       -----

SEVERANCE PAY FUND                                                       300
                                                                       -----


PROPERTY AND EQUIPMENT, NET (Note 5)                                     949
                                                                       -----

OTHER ASSETS, NET (Note 6)                                               610
                                                                       -----

Total assets                                                           7,102
                                                                       =====




The accompanying notes are an integral part of the consolidated financial statements.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)
                                                                    December 31,
                                                                        2000
                                                                    ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of capital lease obligations (Note 9)              88
    Trade payables                                                     1,331
    Accrued expenses (Note 7)                                          1,279
    Other accounts payable (Note 8)                                    1,340
                                                                      ------

Total current liabilities                                              4,038
                                                                      ------

LONG-TERM LIABILITIES
    Long-term note payable (Note 2d)                                     130
    Long-term capital leases obligations (Note 9)                        173
    Accrued severance pay                                                629
                                                                      ------

                                                                         932
                                                                      ------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 11)

SHAREHOLDERS' EQUITY:
  Share capital (Note 12):
   Ordinary shares of NIS 1 par value:
   Authorized: 10,000,000 shares as of December 31, 2000;
     Issued and outstanding: 6,770,000 shares as of
     December 31, 2000                                                 1,523
  Additional paid-in capital                                           8,531
  Accumulated other comprehensive income                                  15
  Accumulated deficit                                                 (7,937)
                                                                      ------

Total shareholders' equity                                             2,132
                                                                      ------

Total liabilities and shareholders' equity                             7,102
                                                                      ======

  March 12, 2001            /s/ Dr. Ramon Harel       /s/ Gerald J. Kochanski
-----------------------   ----------------------     -------------------------
Date of approval of the       Dr. Ramon Harel           Gerald J. Kochanski
financial statements          President and          Chief Financial Officer and
                          Chief Executive Officer   Vice President of Operations

The accompanying notes are an integral part of the consolidated financial statements.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. Dollars in thousands (except per share data)


                                                         Year ended December 31,
                                                         -----------------------
                                                           1999            2000
                                                          ------          ------
Revenues (Note 14):

Software licenses and other                               15,701         13,567
Royalties                                                  1,669          3,604
                                                          ------         ------

Total revenues                                            17,370         17,171
                                                          ------         ------

Cost of revenues                                           6,174          4,000
                                                          ------         ------

Gross profit                                              11,196         13,171
                                                          ------         ------

Research and development costs                             4,932          4,492
Less - royalty-bearing grants                                  -            (78)
                                                          ------         ------

                                                           4,932          4,414
Less - capitalization of computer software costs            (727)             -
                                                          ------         ------

Research and development costs, net                        4,205          4,414
                                                          ------         ------

Selling and marketing expenses, net (Note 15a)             6,244          4,566
General and administrative expenses                        5,783          3,470
                                                          ------         ------

                                                          12,027          8,036
                                                          ------         ------

Operating income (loss)                                   (5,036)           721
Financial expenses, net (Note 15b)                           (20)            (3)
                                                          ------         ------

Income (loss) before taxes on income                      (5,056)           718
                                                          ------         ------

Net income (loss)                                         (5,056)           718
                                                          ======         ======

Basic net earnings (loss) per share (Note 15c)             (0.75)          0.11
                                                          ======         ======

Diluted net earnings (loss) per share (Note 15c)           (0.75)          0.10
                                                          ======         ======




The accompanying notes are an integral part of the consolidated financial statements.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

                                              Number                                         Accumulated
                                           of Ordinary                      Additional          other
                                              shares           Share         paid-in        comprehensive       Accumulated
                                           outstanding        capital        capital           income             deficit
                                         -----------------   -----------    -----------    ----------------    ---------------
Balance as of January 1, 1999                  6,770,000       1,523             8,397              67               (3,599)
Comprehensive loss:
  Net loss                                             -           -                 -               -               (5,056)
  Other comprehensive income:
  Foreign currency translation
  adjustments, net                                     -           -                 -               1                    -
                                         -----------------   -----------    -----------    ----------------    ---------------

  Total comprehensive loss


Balance as of December 31, 1999                6,770,000       1,523             8,397              68               (8,655)
Comprehensive loss:
  Net income                                           -           -                 -               -                  718
  Other comprehensive income:
  Foreign currency translation
    adjustments, net                                   -           -                 -             (53)                   -
  Unrealized gain from the issuance
    of shares in a subsidiary (1)                      -           -               134               -                    -
                                         -----------------   -----------    -----------    ----------------    ---------------
  Total comprehensive income


Balance as of December 31, 2000                6,770,000       1,523             8,531              15               (7,937)
                                         =================   ===========    ===========    ================    ===============

[RESTUBBED TABLE]

                                                 Total              Total
                                             Comprehensive      shareholders'
                                             income (loss)          equity
                                            -----------------   ---------------

Balance as of January 1, 1999                           -               6,388
Comprehensive loss:
  Net loss                                         (5,056)             (5,056)
  Other comprehensive income:
  Foreign currency translation
    adjustments, net                                    1                   1

                                            -----------------   ---------------
  Total comprehensive loss                         (5,055)
                                            =================

Balance as of December 31, 1999                         -               1,333
Comprehensive loss:
  Net income                                          718                 718
  Other comprehensive income:
  Foreign currency translation
    adjustments, net                                  (53)                (53)
  Unrealized gain from the issuance
    of shares in a subsidiary (1)                       -                 134
                                            -----------------   ---------------
  Total comprehensive income                          665
                                            =================

Balance as of December 31, 2000                                         2,132
                                                                ===============

(1)  See Note 2d.

The accompanying notes are an integral part of the consolidated financial statements.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                        Year ended December 31,
                                                                                  ------------------------------------
                                                                                       1999               2000
                                                                                  ---------------  -------------------

Cash flows from operating activities:
-------------------------------------

    Net income (loss)                                                                 (5,056)             718
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:

      Depreciation and amortization                                               (*   3,603              723
      Impairment of property and equipment                                         (*    300               40
      Loss (gain) on sale of property and equipment                                       (3)              16
      Decrease in accrued severance pay, net                                             (54)            (141)
      Decrease (increase) in trade receivables                                         1,589             (506)
      Decrease in receivables from related parties                                         -               28
      Decrease (increase) in other accounts receivable and
       prepaid expenses                                                             (*   895             (132)
      Decrease in inventories                                                             35              138
      Increase (decrease) in trade payables                                             (890)             545
      Increase (decrease) in accrued expenses                                            412           (1,087)
      Decrease in other accounts payable                                                (381)            (138)
                                                                                  ---------------  -------------------

Net cash provided by operating activities                                                450              204
                                                                                  ---------------  -------------------

Cash flows from investing activities:
-------------------------------------

    Proceeds from short-term bank deposits                                             1,500                -
    Proceeds from sale of property and equipment                                          60               60
    Purchase of property and equipment                                                  (310)            (337)
    Capitalization of computer software costs                                           (727)               -
    Payment for acquisition of Hasmark (1)                                                 -              (99)
                                                                                  ---------------  -------------------

Net cash provided by (used in) investing activities                                      523             (376)
                                                                                  ---------------  -------------------

*)       Reclassified.


The accompanying notes are an integral part of the consolidated financial statements.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                      Year ended December 31,
                                                                              ---------------------------------------
                                                                                    1999                  2000
                                                                              -----------------     -----------------
Cash flows from financing activities:
-------------------------------------

    Repayment of capital leases obligations                                          (72)                (84)
    Short-term bank credit, net                                                     (921)                  -
                                                                              -----------------     -----------------

Net cash used in financing activities                                               (993)                (84)
                                                                              -----------------     -----------------

Effect of exchange rate on cash and cash equivalents                              (*   1                  (7)
                                                                              -----------------     -----------------

Decrease in cash and cash equivalents                                                (19)               (263)
Cash and cash equivalents at the beginning of the year                             1,792               1,773
                                                                              -----------------     -----------------

Cash and cash equivalents at the end of the year                                   1,773               1,510
                                                                              =================     =================

Supplementary disclosure of cash flows activities:
--------------------------------------------------

    Cash paid during the year for:

      Interest                                                                        10                  21
                                                                              =================     =================

(1) Payment for acquisition of Hasmark

    Estimated fair value of assets acquired and liabilities assumed at the acquisition date:
    Working capital deficiency (excluding cash and cash equivalents)                   -                (247)
    Long-term note payable                                                             -                (130)
    Technology                                                                         -                 610
                                                                              -----------------     -----------------
                                                                                       -                 233
    Less - amount acquired by issuance of shares                                       -                (134)
                                                                              -----------------     -----------------
                                                                                       -                  99
                                                                              =================     =================
Supplementary schedule of non-cash and financing activities:

    Capital lease obligations                                                          -                 254
                                                                              =================     =================

*)       Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


NOTE 1:- GENERAL

              a. Scanvec Amiable Ltd. (the "Company" or "Scanvec Ltd.") is an Israeli corporation.

                  The Company designs, manufactures, markets and supports a family of high performance software products for the signmaking ,graphic arts industries, and for the textile industry. The principal markets of the Company and its subsidiaries are in America (including U.S.A), Europe and the Far East. As for major customers, see note 14c.

                  The Company sells its products through distributors and resellers, both of whom are considered end users mainly to the computer aided sign industry, and also receives fee for modification of its existing software.

              b. In 1999, the Company's board of directors decided to combine each of the two main sign products into one and to focus the current activities of the Company by moving several main departments from the Company's Israeli location to the Philadelphia offices.

              c.  Reliance on independent distributors:

                  The Company sells its products to a limited number of independent distributors. The Company's results of operations and cash position could be materially adversely affected by changes in the financial position of a distributor, which could occur rapidly, or by other changes in the distributor's business or marketing strategy.

NOTE 2:- SUBSIDIARIES

              a. In December 1998, Scanvec Ltd. merged with Amiable Inc. an American Corporation and Scanvec GmbH a German corporation whose businesses similar to those of the Company.

              b.  As to a subsidiary in Belgium (See Note 16b).

              c. The Company has a wholly-owned subsidiary in the United States, Scanvec Inc. Following the merger with Amiable Inc. the Company decided to combine the operations of Scanvec Inc. with the operations of Amiable Inc. The Company is engaged in the marketing of the Company's software in the United States

              d. The Company owns a 51.8% of a subsidiary in Israel, Scanvec Garments Systems (1995) Ltd. ("S.G.S"), which its financial statements are consolidated with the Company's financial statements. S.G.S. is engaged in the development, manufacturing, marketing and support of software products designing, optimizing and the utilization of fabric and ranking of measurements, mainly in the textile industry.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

              e. In September 2000, SGS acquired certain assets and assumed certain liabilities of Hasmark Inc. ("Hasmark"). Hasmark developed the OptiJet, a multi-noggle inkjet plotter. This acquisition was in consideration of $99 in cash and 717 issued shares of SGS valued at $187 per share. The total cost of the acquisition amounted to $727. In addition, Hasmark will be entitled to receive royalties of 4% of the total sales of this plotter. The liabilities assumed include long-term note payable to Hasmark shareholders totaling $240 to be paid over the coming two years.

                  The acquisition was determined on the basis of the purchase method of accounting.

                  The purchase price was determined based on the fair estimated market value of the shares of SGS.

                  The Technology purchased, totaling $610 will be amortized on a straight-line basis over a period of 5 years.

                  Pro forma information in accordance with APB-16 has not been provided, due to imateriality.


NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

              a.  Use of estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              b.  Financial statements in U.S. dollars:

                  1. A majority of the revenues of the Company and each of its subsidiaries on a stand-alone basis, except for one of the subsidiaries (see 2 below), is made in United States dollars ("dollars"). In addition, a substantial portion of the Company and its subsidiaries' costs is incurred in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

                      Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are recorded at the exchange rate at the date of the transaction and remeasured to dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign currency translation" of the Financial Accounting Standards Board ("FASB"). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                  2. The financial statements of Scanvec GmbH whose functional currency is the D.M., have been translated into U.S. dollars, in accordance with SFAS No. 52. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The resulting aggregate translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

              c.  Principles of consolidation:

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in consolidation.

              d.  Cash equivalents:

                  Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

              e.  Inventories:

                  Inventories that are composed of raw materials are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. Cost is determined by the "first-in, first-out" method. As of December 31, 2000 the Company has written off inventory in the amount of $20.

              f.  Property and equipment:

                  Property and equipment are stated at cost, net of accumulated depreciation.

                  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

                  The annual depreciation rates are as follows:

                                                                  %
                                                      --------------------------
                  Computers and peripheral equipment           20 - 33
                  Motor vehicles                                  15
                  Office furniture and equipment                6 - 15
                  Leasehold improvements              Over the term of the lease

                  The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets in accordance with SFAS 121 "Accounting for the Impairement of long-lived Assets and for long-lived Assets to be Disposed of". As of December 31, 1999 and 2000, an impairment losses of $300 and $40 have been identified, respectively.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

              g.  Other assets:

                  Other assets are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives, which are as follows:


                                                    Estimated useful life
                                                    ------------------------
                                                          (In years)

                  Software rights                             3
                  Acquired Technology                         5

                  The carrying value of other assets is periodically reviewed by management, based on the expected future discounted operating cash flows over the remaining amortization period, in accordance with SFAS No. 121. Based on its most recent analysis, management believes that no impairment of other assets exists as of December 31, 2000.

              h.  Research and development costs:

                  Research and development costs, net of grants received, are charged to expenses as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility.

                  Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been capitalized. In 2000, no capitalization costs were accrued.

                  Capitalized software costs are amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bear to the total of current and anticipated future gross revenues from sales of that software or (ii) the straight-line method over the estimated useful life of the product (generally three years).

                  The Company evaluates the unamortized capitalized computer software costs at each balance sheet date on a product by product basis by making a comparison to its estimated net realizable value. If the amount of the unamortized capitalized costs of a software product exceeds the net realizable value, these assets will be written down by the excess amount. Based on its most recent analysis, management believes that no impairment of research and development costs exists as of December 31, 2000. See Note 6.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

              i.  Accounting for stock based compensation:

                  The Company follows Accounting Principles Board opinion No. 25, "Accounting for Stock Issues to Employees" ("APB 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN44") in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant compensation is recognized. The pro forma information required by SFAS No. 123. "Accounting for Stock Based Compensation" is provided in Note 12.

              j.  Revenue recognition:

                  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" as amended in June 2000, which summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have a significant effect on the Company's consolidated results of operations or financial position.

                  To date, the Company has derived its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers, both of whom are considered end users. The Company and its subsidiaries are also entitled to royalties from Original Equipment Manufacturers (OEM) upon the sub-licensing to end users.

                  The Company accounts for software sales in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from licensing software products that do not require significant modification or customization is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

                  Revenues from sale of software products that require customization are (usually not longer then 60 days) recognized as non-recurring engineering service, when customization is completed, delivery has occurred and all other criteria of SOP 97-2 are met.

                  Royalties due from sub-licensing of the Company's software are recognized when the related sales are performed. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees.

                  The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company's provision for returns is provided in accordance with SFAS No. 48 "Revenue Recognition When Right of Return Exists" based on the Company's past experience.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands


              k.  Income taxes:

                  The Company and its subsidiaries accounts for income taxes in accordance with Statement of Financial Accounting Standards
                  (SFAS) No. 109, "Accounting for Income Taxes". This statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

              l.  Severance pay

                  The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company's liability is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual.

                  The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements.

                  Severance pay expenses for the years ended December 31, 1999 and 2000 were $175 and $288, respectively.

                  Amiable Inc. implemented a defined contribution retirement plan for the benefit of eligible employees. The plan provides for matching contributions by Amiable, up to a maximum of 30% of 6% of the participating employees' compensation.

                  Retirement plan expenses for the years ended December 31, 1999 and 2000 were, $55, and $39, respectively.

                  The Company and its subsidiaries are not liable for pension payments to their employees.

              m.  Royalty bearing grants:

                  Royalty bearing grants from the Government of Israel for funding of approved research and development projects and for encouraging marketing activities, are recognized at the time the Company is entitled to such grants, on the basis of the related costs incurred, and are recorded as a deduction from research and development cost and from selling and marketing expenses, respectively.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands



              n.  Basic net earnings (loss) per share:

                  Basic net earnings (loss) per share is computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of Ordinary shares outstanding during each year, plus dilutive potential Ordinary shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".

                  All outstanding stock options, have been excluded from the calculation of the diluted net loss per Ordinary share because all such securities are anti-dilutive for 1999. The weighted average number of shares related to the outstanding options excluded from the calculations of diluted net loss per share were 369,429 for the year ended December 31, 1999.

              o.  Advertising costs:

                  The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1999 and 2000, were approximately $ 522 and $ 716, respectively.

              p.  Concentrations of credit risk:

                  Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

                  a) The majority of the Company's and its subsidiaries' cash and cash equivalents is invested in dollar and dollar linked instruments with major banks in Israel, and U.S. Management believes that the financial institutions that hold the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to those investments.

                  b) The Company and its subsidiaries trade receivables are derived from sales to large and solid organizations located mainly in the United States and Europe. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection.

                  The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands



              q.  Fair value of financial instruments:

                  The following methods and assumptions were used by the Company and its subsidiaries in estimating its fair value disclosures for financial instruments:

                  The carrying amount of cash and cash equivalents, trade receivables and trade payables, reported in the balance sheet approximates their fair value due to the short term maturity of such instruments.

                  Long-term note payable and capital lease obligations reported in the balance sheet are estimated by discounting the future cash flows using current interest rates of payable and capital lease of similar terms and maturities. The carry amount of the long term payable and capital lease approximates its fair value.

              r.  Impact of recently issued accounting standards:

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted in years beginning after June 15, 2000. Because the Company does not use derivatives, management does not anticipate that the adoption of the new Statement will have an effect on the consolidated earnings or the financial position of the Company and its subsidiaries.

              s. Certain amounts from prior years have been reclassified to conform with current period presentation.

NOTE 4:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                              December 31,
                                                                  2000
                                                              ------------

              Government authorities                               3
              Employees and payroll accruals                      52
              Prepaid expenses                                   320
              Other                                              135
                                                                 ---

                                                                 510
                                                                 ===

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands




NOTE 5:- PROPERTY AND EQUIPMENT

                                                                December 31,
                                                                    2000
                                                                ------------

              Cost:
                  Computers and peripheral equipment                2,983
                  Motor vehicles                                      158
                  Office furniture and equipment                    1,629
                  Leasehold improvements                              549
                                                                    -----

                                                                    5,319
                                                                    -----
              Accumulated depreciation:
                  Computers and peripheral equipment                2,449
                  Motor vehicles                                       67
                  Office furniture and equipment                    1,450
                  Leasehold improvements                              404
                                                                    -----

                                                                    4,370
                                                                    -----

              Depreciated cost                                        949
                                                                    =====

Depreciation expenses amounted to $ 1,047 and $ 513 for the years ended December 31, 1999 and 2000, respectively.

Property and equipment include leased equipment under capital leases, which are mostly computers (see Note 9), for which the depreciated cost amounts to $211 and $69 as of December 31, 1999 and 2000, respectively.

In 1999 and 2000, the Company estimated the future cash flows expected to result from the use of its property and equipment. Due to the fact that the future cash flows were less than the carrying amount of these assets, the Company recognized an impairment loss, in the amount of $300 and $40 as of December 31, 1999 and 2000, respectively, in accordance with SFAS No. 121.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands


NOTE 6:- OTHER ASSETS

                                                                 December 31,
                                                                     2000
                                                                 ------------
              Capitalized computer software:
                  Cost                                              1,426
                  Less - accumulated amortization                   1,426
                                                                    -----

                                                                        -
                                                                    -----
              Software rights:
                  Cost                                                455
                  Less - accumulated amortization                     455
                                                                    -----

                                                                        -
                                                                    -----
              Acquired technology:
                  Cost                                                610
                  Less - accumulated amortization
                    (see also note 2e)                                  -
                                                                    -----

                                                                      610
                                                                    =====

Amortization expenses amounted to $2,556 and $ 210 for the year ended December 31, 1999 and 2000, respectively.

In 1999, the Company and its subsidiaries decided to combine the two main products-the Inspire and the Flexi into one future product based on the Flexi product. Therefore, the Company and its subsidiaries amortized its capitalized computer software in 1999.


NOTE 7:- ACCRUED EXPENSES

                                                                December 31,
                                                                    2000
                                                                ------------

              Accrued royalties                                      934
              Legal expenses                                          54
              Other accrued expenses                                 291
                                                                   -----

                                                                   1,279
                                                                   =====

NOTE 8:- OTHER ACCOUNTS PAYABLE

             Employees and payroll accruals                          703
             Government authorities                                  539
             Others                                                   98
                                                                   -----

                                                                   1,340
                                                                   =====

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 9:- CAPITAL LEASE OBLIGATIONS

The Company and its subsidiaries lease under various capital lease agreements computer and peripheral equipment with an option to purchase the computers and peripheral equipment upon the expiration of the initial lease term for one U.S. dollar.

              a.  Composition:

                                                                                                  December 31,
                                                       Linkage          interest        -----------------------------
                                                        terms             rate             1999             2000
                                                      -----------    ---------------    ------------    -------------
                                                                           %
                                                                     ---------------
                    Capital obligations under            U.S.
                       leases                          dollars            9-13                91             261
                    Less - current maturities                                                 40              88
                                                                                        ------------    -------------

                                                                                              51             173
                                                                                        ============    =============

              b. Future minimum lease commitments for the year ended December 31, are as follows:

                    2001                                                     108
                    2002                                                     100
                    2003                                                      55
                    2004                                                      25
                    2005 and thereafter                                       13
                                                                             ---

                                                                             301
                    Less-amount representing  interest                        40
                                                                             ---

                    Principal payments remaining on capital lease
                      obligations                                            261
                                                                             ===

NOTE 10:- TRANSACTIONS WITH RELATED PARTIES


                                                         Year ended December 31,
                                                         -----------------------
                                                          1999            2000
                                                          ----            ----

              a.  Transactions with shareholders:

                  Salaries and related benefits to
                    shareholders and their sons, who
                    are employed by the Company and
                    its subsidiaries                       643             332
                                                           ===             ===

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

              b. In 1995, S.G.S. signed an employment agreement with its minority shareholder as follows:

                  If the employee is dismissed for unreasonable cause in the first three years or in the following two years, he is entitled to compensation totaling $150 and $100, respectively. If the employee resigns during the first two, three, or five years of his employment, 10%, 5% or 2% of his shares, respectively, will be transferred to the Company. As of December 31, 2000 the employee was not dismissed or resigned.


NOTE 11:-     CONTINGENT LIABILITIES AND COMMITMENTS

              a. The Company and a subsidiary have entered into various agreements with the Chief Scientist of the Government of Israel.

                  The Company and the subsidiary have an obligation to pay royalties at the rates of 3% - 5% of the sales of products developed in the framework of the funded research and development projects. The aggregate royalties payable are 100%
                  - 150% of the grant received, linked to the exchange rate of the U.S. dollar.

                  As of December 31, 2000, the Company and its subsidiary have a contingent obligation to pay royalties in the amount of $2,896 on sales derived from successful research and development projects.

                  The Company is obligated to repay the Government for the grants received only to the extent that there are sales of the funded product.

                  Royalties paid or accrued amounted to $255 and $124 and in 1999 and 2000, respectively.

              b. The Company is required to pay royalties to the Fund for the Encouragement of Marketing Activity at the rate of 3% with respect to increase in export sales of products for which the Company received participation for its marketing activities.

                  As of December 31, 2000, the Company has a contingent obligation to pay royalties in the amount of $902.

                  Royalties paid or accrued amounted to $143 and $0 in 1999 and 2000, respectively.

                  The Company is obligated to repay the Government for the grants received only to the extent that there is an increase in export sales of the products funded.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)


              c.  Commitments:

                  1. The Company and S.G.S. lease an industrial building for production and office use. Amiable Inc., Scanvec GmbH and the Belgium subsidiary lease office space. Future rental payments, which are either linked to the Israeli Consumer Price Index (CPI) in effect at balance sheet date, or which are payable in U.S. Dollars, under non cancelable operating leases as of December 31, are as follows:

                      2001                        646
                      2002                        485
                      2003                         30
                      2004                         30
                      2005 and thereafter         142
                                                -----

                                                1,333
                                                =====


                  2. Rent expenses included in the statement of operations amounted to $1,052 and $602 in 1999 and 2000, respectively.


NOTE 12:-     SHARE CAPITAL


              a. The Company's Ordinary shares are traded on the Over-The-Counter market in the U.S.

              b. The Ordinary shares entitle their holders to vote and participate in meetings, as well as the right to a pro rata share in the Company's profits and a right to a pro rata share in the excess of assets over liabilities of the Company in the event of liquidation.

              c.  Share Option Plan:

                  1. In 1994, 1997, 1998 and 1999, the Board of Directors of the Company adopted Share Option Plans pursuant to which 300,000, 150,000, 300,000 and 350,000 respectively,
                      Ordinary shares were reserved for issuance upon the exercise of options to be granted to employees of the Company and its subsidiaries. In October 2000, the Company established share option plan, which ratified the 1999 plan.

                      The exercise price of these options may not be less than 100% of the market price of the Company's shares on the date of grant.* Any options, which are cancelled or forfeited before expiration become available for future grants.

-------------
* 33% of the options is exercisable following one year of the date of grant and 33% for each subsequent year.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


                    Following are the details of such plans:

                                                                Options outstanding
                                                     --------------------------------------------
                                                                                         Weighted
                                                                                          average
                                   Available           Number           Exercise         exercise
                                   for grant         of options          price             price
                                  -----------       -----------        ----------       ----------
                                                                             In U.S. dollars
                                                                      ----------------------------
Balance as of January 1,
  1999                              107,900           614,100           2.5-6.67             3.55
New option plan                     350,000                 -              -                 -
Options granted                    (470,000)          470,000         1.2 - 1.375            1.28
Options forfeited                   122,000          (122,000)           2.5-3               2.86
                                   ---------        -----------       ------------          ------
Balance as of
  December 31, 1999                 109,900           962,100           1.2-6.67             2.34
New option plan                           -                 -              -                 -
Options granted                    (100,000)          100,000              1                 1
Options forfeited                   496,000          (496,000)
                                   ---------        -----------       ------------          ------
Balance as of
   December 31, 2000                505,900           566,100            1-6.67              2.19
                                   =========        ===========       ============          ======

The amount of options exercisable as of December 31, 1999 and 2000 was 369,429 and 318,769, respectively.

The weighted average exercise price of options exercisable as of December 31, 1999 and 2000 is $3.06 and, $2.84, respectively.

Weighted-average fair values and weighted average exercise prices of options whose exercise price is equal or exceeds the market price of the shares at date of grant are as follows:

                                         For exercise prices on the date of grant that:
                              ---------------------------------------------------------------------
                                      Equal                   Exceed             Are less than
                                  market price             market price           market price
                              ----------------------   ---------------------- ---------------------
                                2000        1999        2000         1999       2000       1999
                              ----------  ----------  ----------  -----------  --------  ----------
Weighted average
  exercise prices                  1           -                       1.28                   -

Weighted average fair
  values on date of grant          0.96        -                       0.73                   -

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

The options outstanding as of December 31, 2000, have been separated into ranges of exercise price, as follows:

                    Option          Weighted                                        Weighted
                 outstanding         average        Weighted                         average
                    as of           remaining       average                      exercise price
  Exercise       December 31,      contractual      exercise        Options         of option
    price            2000              life          price        exercisable      exercisable
-------------- -----------------  --------------  -------------  --------------  ----------------
                                     (years)
   $ 6.67                30,000             2        $  6.67            30,000       $  6.67
   $ 3.63                20,000             2.5      $  3.63            20,000       $  3.63
   $ 3.00                57,500             1        $  3               37,502       $  3
   $ 2.75                37,600             2        $  2.75            37,600       $  2.75
   $ 2.63                30,000             3        $  2.63            30,000       $  2.63
   $ 2.50               100,000             3        $  2.5            100,000       $  2.5
   $ 1.375              191,000             4        $  1.375           63,667       $  1.375
   $ 1                  100,000             5        $  1                    -          -
                        -------                  -------------  --------------  ----------------

                        566,100                      $  2.19           318,769       $  2.84
                        =======                 =============  ==============  ================

Pro forma information regarding net income (loss) and net earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using Black & Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000, respectively: risk-free interest rates of 6% for each year, dividend yields of 0% for each year, volatility factors of the expected market price of the Company's common stock of 1.026 and 1.765, and weighted-average expected life of the option of 5 years for each year.

The Black & Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


Pro forma information is as follows:
                                                                    Year ended
                                                                   December 31,
                                                                ----------------
                                                                 1999       2000
                                                                -------     ----

Net income (loss) as reported                                   (5,056)      718
                                                                ======      ====

Pro forma net income (loss)                                     (5,243)      605
                                                                ======      ====

Pro forma basic net earnings (loss) per share                   (0.77)      0.09
                                                                ======      ====

Pro forma diluted net earnings (loss)                           (0.77)      0.08
                                                                ======      ====

              e.  Dividends:

                  Dividends if any, will be paid in NIS. Dividends paid to shareholders outside Israel will be converted to U.S. dollars on the basis of the exchange rate prevailing at the date of payment.


NOTE 13:- TAXES ON INCOME

              a. Measurement of taxable income under the income Tax (Inflationary Adjustments) Law, 1985:

                  Results for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in the Israeli CPI. As explained in Note 3b, the financial statements are prepared in U.S. Dollars. The difference between the annual change in the Israeli CPI and the NIS/U.S. dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109 the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

              b. Tax benefits under the Law for the Encouragement of Capital Investments, 1959, as amended ("the law"):

                  Five programs of the Company have been granted the status of an "Approved Enterprise" under the law. According to the provisions of the law, the Company has elected "alternative benefits", waiver of grants in return for tax exemption, for all five programs:

                  In 2000, the Company did not comply with the terms of "Approved Enterprise" status and, therefore, is not entitled to the abovementioned benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

              c.  Income tax reconciliation:

                  A reconciliation of the theoretical tax expense assuming all income is taxed at the statutory rate and the actual tax expense is as follows:

                                                                    Year ended
                                                                   December 31,
                                                                ----------------
                                                                  1999     2000
                                                                -------   ------

                  Theoretical tax benefit computed at
                    the statutory rate of 36%                   (1,820)     258
                  Tax exempt and reduced taxable
                    income of "Approved Enterprises"
                    during the benefit period                      378        -
                  Non-deductible expenses, net                     153      100
                  Carryforward losses for which
                    valuation allowances were provided             616     (150)
                  Effect of adjustment of the results
                    for tax purposes to the Consumer
                    Price Index and others                         673     (208)
                  Previous year's taxes                              -        -
                                                                ------     ----

                  Actual tax expenses                                -        -
                                                                ======     ====
                  Basic and diluted per share effect of tax
                  benefits attributable to an
                    "Approved Enterprise" status                  0.06        -
                                                                ======     ====

              d.  Income (loss) before income taxes
                    consisted of the following:

                                                                    Year ended
                                                                   December 31,
                                                                ----------------
                                                                  1999     2000
                                                                -------   ------

                  Domestic                                      (4,758)    (720)
                  Foreign                                         (298)   1,438
                                                                ------    -----

                                                                (5,056)     718
                                                                ======    =====

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

              e.  Deferred income taxes:

                  Deferred income tax balances consist
                  of the following:

                                                                    Year ended
                                                                   December 31,
                                                                      2000
                                                                ----------------

                  Net operating loss carryforward                    3,906
                  Reserves and allowance                               550
                                                                     ------

                  Gross deferred tax assets                          4,456
                  Accumulated amortization of computer
                    software costs and property and
                    equipment                                         (141)
                                                                     ------

                  Net deferred tax assets before
                    valuation allowance                              4,315
                  Valuation allowance                               (4,315)
                                                                     ------

                  Net deferred tax assets                                -
                                                                     ======

                  Due to a history of losses, the Company and its subsidiaries have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences; management currently believes that it is more likely than not that the deferred taxes related to these items will not be realized.

              f.  Available carryforward tax losses:

                  As of December 31, 2000, Amiable Inc. and Scanvec Inc. had available carryforward tax losses of $753 expiring between 2015 and 2020. As of December 31, 2000, Scanvec Ltd. and S.G.S. have available carryforward tax losses and deductions of $9,510 and $60, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.


NOTE 14:- SEGMENTS, CUSTOMER AND GEOGRAPHIC INFORMATION

              a.  Segment information:

                  The Company manages its business on a basis of one reportable operational segment. See Note 1 for a brief description of the Company's business. Total revenues are attributed to geographical areas based on location of the selling company.

                  This data is presented in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", which the Company has adopted for all periods presented.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                  The following presents total revenues and long-lived assets for the years ended December 31, 1998, 1999 and 2000:

                                                                          1999                     2000
                                                                 ------------------------ ------------------------
                                                                                Long-                     Long-
                                                                    Total       lived        Total        lived
                                                                  revenues      assets      revenues     assets
                                                                 ------------ ----------- ------------- ----------
                  America (Amiable Inc. and Scanvec Inc.)           9,616         453        12,332         509
                  Asia (Scanvec Ltd., S.G.S)                        7,115         729         4,241       1,031
                  Europe (Scanvec GmbH)                               639          15           598          19
                                                                   ------       -----        ------       -----

                                                                   17,370       1,197        17,171       1,559
                                                                   ======       =====        ======       =====

              b. Sales classified by geographical destinations of the end customers:

                                                         Year ended December 31,
                                                         -----------------------
                                                          1999             2000
                                                         ------           ------

                  Israel                                   433               494
                  U.S.A.                                 6,667             5,746
                  Far East                               4,518             6,235
                  America (excluding U.S.A.)             1,005               775
                  Europe                                 4,021             3,214
                  Others                                   726               707
                                                        ------            ------
                                                        17,370            17,171
                                                        ======            ======

              c.  Major customer data as a percentage of total revenues:

                                                         Year ended December 31,
                                                         -----------------------
                                                          1999             2000
                                                         ------           ------
                                                                    %
                                                         -----------------------

                     Customer A                            12               16
                     Customer B                             4               12

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

NOTE 15:- SELECTED STATEMENTS OF OPERATIONS DATA

              a.  Selling and marketing expenses, net:

                                                       Year ended December 31,
                                                     --------------------------
                                                        1999             2000
                                                     ---------        ---------

                  Total expenses                         6,244            4,566
                  Less - participation of the Fund
                    for the Encouragement of
                    Marketing Activities                     -                -
                                                     ---------        ---------

                                                         6,244            4,566
                                                     =========        =========

              b.  Financial expenses, net:

                  Income:
                    Interest on short-term deposits         46               60
                    Foreign currency translation
                      differences                           27               45
                                                     ---------        ---------

                                                            73              105
                                                     ---------        ---------
                  Expenses:
                    Foreign currency translation
                      differences                          (42)             (80)
                    Interest on short term debt            (51)             (28)
                                                     ---------        ---------

                                                           (93)            (108)
                                                     ---------        ---------

                                                           (20)              (3)
                                                     =========        =========

              c. The following table sets forth the reconciliation of basic and diluted net earnings (loss) per share:


                  Numerator
                  Net earnings (loss) available to
                    shareholders of Ordinary shares     (5,056)             718
                                                     =========        =========

                  Numerator for diluted net
                    earnings (loss) per share -
                    earnings available to
                    shareholders of Ordinary shares     (5,056)             718
                                                     =========        =========

                  Denominator
                  Weighted average number of
                    Ordinary shares (denominator
                    for basic net earnings (loss)
                    per share)                        6,770,000        6,770,000

                  Effect of securities:
                    Employee stock options                   -          697,082
                                                     ---------        ---------

                  Denominator for diluted net
                    earnings (loss) per share        6,770,000        7,467,082
                                                     =========        =========

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

NOTE 16:- SUBSEQUENT EVENTS

              a. In January 2001, the Company established a subsidiary, MagniVec, Inc., to carryout the development of an E-Commerce web-site for sign markers, previously developed by the Company. In February 2001, the Board of Directors decided to cease Magnivec's operations.

              b. During the fourth quarter of 2000, the Company established a new subsidiary in Brussels, Belgium. During the first quarter of 2001, the Company transferred the sales and customer support function for the European, Middle Eastern and African markets from Israel to Belgium.

Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                None.

Item 9. Directors, Executive Officers and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Nominee                      Age                            Principal Occupation
-------                      ---                            --------------------

Benjamin Givli               80            Mr.  Givli  currently  serves as the  Chairman  of the Board.
                                           From  April  1999 until July 1999 he served as the CEO of the
                                           Company  and  from  July  1999  until  February  2000 he also served  as  the  President  of the  Company.  Mr.  Givli  was
                                           Chairman of the Board of Laser  Industries Ltd. from December
                                           1989 until February 1998. He was Chief  Executive  Officer of
                                           Laser  Industries Ltd. from September 1992 through March 1994 and from  March  1995 to  February  1998.  From 1987 to 1989,
                                           Mr.  Givli  was  the  active   chairman  of  Israel  Electric
                                           Corporation.  From  1970 to  1987,  he was  Chairman  of Koor
                                           Foods Ltd. and a member of the management of Koor  Industries
                                           Ltd.  From 1987 to February  1995, he was a director of Haifa
                                           Chemicals Ltd.

Dr. Ramon Harel              71            Dr. Harel  currently  serves as the  President and CEO of the
                                           Company  and has been a  director  of the  Company  since its inception  in 1990 and served as the  Chairman of the Company from 1990  through  the  middle  of 1998.  He served as Chief
                                           Executive  Officer  from 1995 to 1997 and as Chief  Financial
                                           Officer from  inception  to 1995.  Dr. Harel was the Director
                                           General of Israel's  Transport Ministry from 1969 to 1972 and served as Executive  Vice  President  of the Israel  Discount
                                           Bank from  1972 to 1975.  From  1978 to 1983,  Dr.  Harel was the Director  General of the Israel Airports  Authority.  Dr.
                                           Harel holds a Ph.D. in Economics from Harvard University.

Jim Chang                    41            Mr.  Chang was a director of the Company from  December  1998 until July 2000,  but was  re-elected to the Board on October
                                           12, 2000.  Mr. Chang was  President of the Company from April
                                           1999 until July 1999.  Mr.  Chang was one of the  founders of
                                           Amiable  Technologies,  Inc. and served as its President from
                                           1988  until its  merger  with  ScanVec  Co.  (1990)  Ltd.  in
                                           December,  1998. He was a senior  software  engineer prior to
                                           1988  and  his  education  at  Marquette  University  was  in
                                           Computer Science.



Nominee                      Age                            Principal Occupation
-------                      ---                            --------------------

Yuan Chang                   38            Mr.  Chang  currently  serves  as  a  director  and  as  Vice
                                           President of  Engineering  of ScanVec Ltd. and was  appointed to such  positions in December 1998. Mr. Chang was one of the founders  of  Amiable  Technologies,  Inc.  and served as its
                                           Vice  President  from 1988 until its merger with  ScanVec Co.
                                           (1990) Ltd.  in December  1998.  Mr.  Chang  earned a B.S. in
                                           Electrical  Engineering  from  the  University  of  Texas  at
                                           Austin and a M.S. in Computer  Sciences and Computer Graphics
                                           from the University of Pennsylvania.

Yu-Chung Chu                 39            Mr. Chu has been a director  of the  Company  since  December
                                           1998.  He  served  as  the  Vice   President  of  Research  &
                                           Development  of the Company from December 1998 until November
                                           12,   1999.   He  was  one  of  the   founders   of   Amiable
                                           Technologies,  Inc.  and  served as its Vice  President  from
                                           1988  until its  merger  with  ScanVec  Co.  (1990)  Ltd.  in
                                           December,  1998. Mr. Chu holds a MS in Computer Science and a
                                           B.S.C.E.  from  Brown  University.   He  has  also  completed
                                           advanced  graduate  level  Computer  Science  courses  at the
                                           University of Pennsylvania.

Yoav Harel                   34            Mr. Harel has been a director of the Company  since  December
                                           1998.  Since June  1999,  Mr.  Harel has been  serving as the
                                           CEO of Info Gate Online Ltd.  Mr.  Harel  served as President of ScanVec  from  August 1997  through the end of 1998.  From
                                           October  1995 to August  1997,  Mr.  Harel served as the Vice
                                           President,  Sales and  Marketing  of ScanVec Co.  (1990) Ltd.
                                           From 1991 to 1995,  Mr. Harel held  several  positions in the
                                           Company,  including  Operations  Manager,  and  Marketing and
                                           Sales  Manager.  Mr.  Harel  holds a B.A.  degree in Computer
                                           Science and Business Management at the Open University.

Avi Levi                     46            Mr. Levy has been a director of the Company  since 1999.  Mr.
                                           Levy has been President and Chief  Executive  Officer of Ofer
                                           Brothers  Investments  Ltd.  since  1991 and has  been  Chief
                                           Financial  Officer of the Ofer Brothers  Group since 1982. He currently  serves  on the  Boards  of  Directors  of  several companies,  including Ofer Brothers  Investments  Ltd., Barak
                                           Cable Holdings Ltd.,  Misaf  Herziliya Ltd., Ofer Hotels Ltd.
                                           and Ashkelon Marina  Management  (1992) Ltd. Mr. Levy holds a
                                           B.A. in Economics  from Haifa  University.  He is a certified public accountant in Israel.



Nominee                      Age                            Principal Occupation
-------                      ---                            --------------------
Yoav Dopplet                 32            Mr.  Dopplet  has been a director  of the  Company  since the second quarter of 2000. Mr. Dopplet  currently  serves as the
                                           Vice President of business  development of the  technological division of the Ofer Brothers Group.  Since 1996, Mr. Dopplet
                                           has held various  positions in the Ofer  Brothers  Group such as Investment  Manager and assistant to the CFO. Mr.  Dopplet serves as a  Director  in several  enterprises  such as Tower
                                           Semiconductor,  IMI and Israel Chemicals R&D institution. Mr.
                                           Dopplet  holds a B.Sc.  in  industrial  management  from  the
                                           Technion  Institute  of  Technology  and  a  MBA  from  Haifa
                                           University.

Garry Stock                  57            Mr.  Stock has been an  independent  director  of the Company
                                           since  July  1996.   Since  1986,  he  has  been  a  business
                                           consultant  and is the  principal  of Garry  Stock Ltd.  From
                                           1978  to  1986,  Mr.  Stock  served  as the  Chief  Executive
                                           Officer of McIlwraith  Davey Industries Ltd., a listed public company  in  Australia.  Mr.  Stock  previously  worked  as a consultant  at  McKinsie  & Co.  Mr.  Stock  holds a B.A.  in
                                           Economics  from Monash  University  and an MBA from Melbourne
                                           University.

Aliza Rotbard             53               Ms. Rotbard has been an  independent  director of the Company since  August  1998.  Ms.  Rotbard  is the  founder  of DOORS
                                           Information  Systems,  Inc. and has been its Chief  Executive
                                           Officer since its  formation in the US in 1990.  From 1985 to
                                           1989,  she was  President  and  Chief  Executive  Officer  of
                                           Quality  Computers Ltd. From 1980 to 1985, Ms. Rotbard served
                                           as  Deputy   General   Manager,   Computer   Department   and
                                           Operations,  of the  Tel-Aviv  Stock  Exchange.  Ms.  Rotbard
                                           holds  a  BSc.  in   mathematics   and  physics  from  Hebrew
                                           University, Jerusalem.

Gerald J. Kochanski       47               Mr. Kochanski  currently serves as the CFO and Vice President
                                           of  Operations   of  the  Company.   He  has  been  the  Vice
                                           President  of  Operations  of the  Company  since  January 1,
                                           1999.  He  was  the  Chief  Financial  Officer  of  Marketing
                                           Technologies,  Inc.  from  1991 to 1998.  From  1988 to 1991,
                                           Mr.   Kochanski   was  the  U.S.   Corporate   Controller  of
                                           Gist-brocades   Food  Ingredients  Inc.  He  is  a  Certified
                                           Public   Accountant   and   holds  a  MBA   with  a   Finance
                                           concentration   and  a  B.S.  in   Accounting   from  LaSalle
                                           University in Philadelphia.

Ran Machtinger            55               Mr.  Machtinger  has served as  General  Manager of SGS since
                                           January  1999.  He  served  as Vice  President  for Sales and
                                           Marketing  of SGS  since  its  incorporation  in  1995  until
                                           January 1999.

Dr. Ramon Harel and Mr. Yoav Harel are father and son. Messrs. Jim Chang and Yuan Chang are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company's status as a foreign private issuer only recently changed to that of a domestic issuer that is subject to Section 16(a) of the Exchange Act, none of the directors, officers or shareholders that beneficially own 10% or more of the Company's capital stock have timely filed Forms 3 or 5 in 2001. The Company will promptly advise these persons and entities that they are now subject to the Section 16(a) reporting requirements as a result of the Company's recent change in reporting status and encourage them to file Forms 3 and 5 for 2001 as promptly as possible and to file Forms 4 and 5 in accordance with
Section 16(a) in the future.

Item 10. Executive Compensation.

               SUMMARY COMPENSATION TABLE

                                     Annual Compensation                                   Awards                  Payouts
            (a)            (b)        ( c )             (d)           (e)          (f)          (g)            (h)         (I)
          Name and                                                   Other       Stock       Securities        LTIP         All
          Position         Year      Salary            Bonus      Compensation   Awards      Option/SAR       Payouts      Other
          --------         ----      ------            -----      ------------   ------      ----------       -------      -----

Mr. Benjamin Givli         2000        $ 123,855     $      -        $    -
Chairman                   1999        $ 122,860     $      -        $    -
                           1998        $  58,513

Dr. Ramon Harel            2000        $ 118,384     $      -        $    -
President/CEO              1999        $       -     $      -        $    -
                           1998        $ 127,839

Mr. Yacha Sutton           2000        $  19,200     $      -        $    -
President/CEO              1999        $ 171,190     $      -        $    -
                           1998        $  88,596

Mr. Efi Lebel              2000        $ 180,400     $      -        $    -
President/CEO              1999        $  49,630     $      -        $    -
                           1998        $       -

Mr. Jim Chang              2000        $ 143,544     $      -        $    -
President                  1999        $  85,225     $      -        $    -
                           1998        $  81,596


Mr. Yuan Chang             2000        $ 114,423     $ 30,000        $    -
Vice President             1999        $ 103,846     $      -        $    -
                           1998        $  68,492


Mr. Yu-Chung Chu           2000        $       -     $      -        $    -
Vice President             1999        $  93,889     $      -        $    -
                           1998        $  64,728


Mr. Gerald Kochanski       2000        $ 107,308     $ 20,000        $    -
Vice President/CFO         1999        $  96,654     $      -        $    -
                           1998        $   8,308


Employment Agreement with Dr. Ramon Harel

On September 5, 2000, Scanvec Amiable, Inc. ("Amiable"), a wholly-owned subsidiary of the Company, entered into an Employment Agreement with Dr. Ramon Harel. The term of the agreement is from March 16, 2000 to December 31, 2000 and specifies that Dr. Harel shall be employed as the President and CEO of Amiable.

Under the agreement, Dr. Harel is entitled to a base salary of $150,000 per year. The Board of Directors has the discretion to grant Dr. Harel a performance bonus in addition to his base salary.

The contract is terminable by either Dr. Harel or Amiable for any reason upon 60 days' notice. However, if Amiable terminates Dr. Harel without cause, it must pay him his regular salary during the 60 day notice period and in addition pay him severance equal to two months' salary if the termination occurs in 2000 or severance equal to three months' salary if the termination occurs in 2001. If Amiable dismisses Dr. Harel for committing an offense involving moral turpitude, committing a serious breach of discipline, willfully damaging Amiable's property or conveying information regarding Amiable or its customers to another, it will not be obligated to pay him any severance.

Dr. Harel agrees that any invention, discover, idea or development or other work that is the subject of copyrights during the term of his employment is the property of the company.

Dr. Harel agrees not to disclose any information related to his work to any third person, except in connection with the performance of his duties. He is also prohibited from competing with the Company and soliciting its customers for a period of 12 months following termination of his employment contract.

Employment Agreement with Gerald J. Kochanski

On October 26, 1999, Amiable Technologies, Inc., the successor to Amiable, entered into an employment agreement with Gerald J. Kochanski for Mr. Kochanski to serve as the Vice President of Operations of the company. The term of the agreement commenced on September 1, 1999 and has no specified termination date.

Under the agreement, Mr. Kochanski is entitled to a base salary of $100,000. The CEO has the discretion to grant Mr. Kochanski a performance bonus subject to the approval of the Board of Directors.

The contract is terminable by either party upon 60 days' notice for any reason, but must continue to pay him his regular salary during such 60 day period. However, Amiable may terminate him without notice and further compensation for committing an offense involving moral turpitude, committing a serious breach of discipline, willfully damaging Amiable's property or conveying information regarding Amiable or its customers to another, it will not be obligated to pay him any severance.

Mr. Kochanski agrees that any invention, discover, idea or development or other work that is the subject of copyrights during the term of his employment is the property of the company.

Mr. Kochanski agrees not to disclose any information related to his work to any third person, except in connection with the performance of his duties. He is also prohibited from competing with the Company and soliciting its customers for a period of 12 months following termination of his employment contract.

Item 11. Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth, as of March 31, 2001, the number of Ordinary Shares beneficially owned by (a) all shareholders known to the Company to own more than 5.0% of the Company's Ordinary Shares, (b) each director and executive officer of the company, and (c) all directors and executive officers of the Company as a group.


                                          Number of             Percent of
Name and Address                         Shares Owned           Shares (%)
----------------                         ------------           ----------
Jim Chang                                 1,171,000                17.3%
12 Runningbrook
Irvine, California
92620

Dr. Ramon Harel                           1,002,000                14.8%
11 Mechula Street
Ramat Efal, Israel

Yuan Chang                                585,500                   8.6%
824 Hunt Rd.
Newton Square, Pennsylvania
19073

Yu-Chung Chu                              585,500                   8.6%
770 Old Mill Drive
Media, Pennsylvania

Yozma Venture Capital Ltd.                1,206,284                17.8%
2 Hanamal Street
Haifa, Israel(1)

Benjamin Givli                            201,623                   3.0%

Tel Aviv, Israel(1)(2)

Yacha Sutton                              171,623                   2.5%
6 Oppenheimer Street
Tel Aviv, Israel(1)

Yoav Harel                                -0-                         0%
Atidim Industrial Park
Building no.1, Floor no.3
Tel Aviv, Israel


Avi Levi                                  -0-                         0%
Atidim Industrial Park
Building no.1, Floor no.3
Tel Aviv, Israel

Yoav Dopplet                               -0-                        0%
Atidim Industrial Park
Building no.1, Floor no.3
Tel Aviv, Israel

Garry Stock                               20,000                     .3%
International Plaza Two
Suite 625
Philadelphia, PA 19113(2)

Aliza Rotbard                              -0-                       0%
International Plaza Two
Suite 625
Philadelphia, PA 19113

Gerald J. Kochanski                       10,000                     .1%
International Plaza Two
Suite 625
Philadelphia, PA 19113(2)

All directors and executive officers      3,575,623                52.8%
as a group (eleven persons)(2)



(1) Yozma Venture Capital Ltd., Fertoza LLC (Whitehall Investment Co. and Abbey Investment Ltd., subsidiaries of Fertoza LLC, currently hold Fertoza's shares) and Messrs. Benjamin Givli and Yacha Sutton (together, the "Givli Group"), acquired their shares together from a former principal shareholder of the Company in June 1998. The members of the Givli Group have entered into an agreement which, among other things, provides that the parties will vote their Ordinary Shares together on all matters coming before the Company's shareholders.

(2)   Includes options which are exercisable within 60 days of March 31, 2001

Item 12. Certain Relationships and Related Transactions.

The spouse of Jim Chang, a director of the Company, is employed as the Company's sales manager for the China market.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Scanvec-Amiable, Ltd.


                                          By:  /s/ Dr. Ramon Harel
                                               ---------------------------
                                               Dr. Ramon Harel
                                               Chief Executive Officer


                                               /s/ Gerald J. Kochanski
                                               ---------------------------
                                               Gerald J. Kochanski
                                               Chief Financial Officer


                                          By:  /s/ Jim Chang
                                               ---------------------------
                                               Jim Chang
                                               Director


                                          By:  /s/ Dr. Ramon Harel
                                               ---------------------------
                                               Dr. Ramon Harel on behalf of
                                               himself as Director and As
                                               attorney-in-fact for Aliza
                                               Rotbard, Yoav Harel, Benjamin S.
                                               Givli and Garry Stock, Directors

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               /s/ Yuan Chang
                                               ---------------------------
                                               Yuan Chang, Director

                                 EXHIBIT INDEX

Item 13(a)        Exhibits.
         3.1      Certificate of Incorporation
         3.2      Change of Name Certificate
         3.3      Memorandum of Association
         3.4      Articles of Association
         10.1 Employment Contract of Dr. Ramon Harel, President/CEO dated September 5, 2000.
         10.2 Employment Contract of G.J. Kochanski, Vice President/CFO dated October 26, 1999.
         10.3 Lease for Office of Scanvec Amiable Inc. (formerly Amiable Technologies) with K/B FUND II Dated January 27, 1998.
         10.4 Asset Purchase Agreement between Hasmark, Inc., Ivan N. Markowitz, Peter Hasiuk, Scanvec Garment Systems, Ltd. and Scanvec Amiable, Ltd. dated September 1, 2000.
         10.5 Configurable Postscript Interpreter OEM License Agreement between Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) and Adobe Systems Incorporated dated February 7, 1997.(1)
         10.6     Appendix No. 1 to the Adobe Agreement dated February 7,
                  1997.(1)
         10.7     Appendix No. 2 to the Adobe Agreement dated February 7,
                  1997.(1)
         10.8 Amendment No. 1, dated March 15, 1998, to Appendix No. 1 to the Adobe Agreement.(1)
         10.9 Amendment No.2, dated March 15, 1999, to Appendix No. 1 to the Adobe Agreement.(1)
         10.10 Letter extending Adobe agreement from February 7, 1999 to February 7, 2000.
         10.11 Letter extending Adobe agreement from February 7, 2000 to February 7, 2001.
         10.12 Letter extending Adobe agreement from February 7, 2001 to February 7, 2002.
         10.13 Amendment No. 3, dated February 26, 2001, to Appendix No. 1 to the Adobe Agreement.(1)
         10.14 Agreement to Develop OEM Products for ColorCAMM PC600 between Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) and Roland DG Corporation dated May 14, 1999.(1)
         10.15 OEM Agreement with Great Computer Corporation and Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) dated March 10, 2000.(1)
         10.16 Distributor Agreement between Scanvec Amiable Inc (formerly Amiable Technologies Inc.) and Mutoh Industries, Ltd. dated June 15, 2000.(1)
         10.17 Agreement to Develop OEM Products between Scanvec Amiable Inc (formerly Amiable Technologies Inc.) and Alps Electric Co., Ltd. dated March 31, 2000.(1)
         10.18 OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated March 1, 2000.(1)
         10.19 OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated September 1, 2000.(1)
         10.20 Agreement to Develop OEM Products between Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) and Mimaki Engineering Co., Ltd. dated July 10, 1999 and Addendum #1 dated October 12, 2000.(1)
         10.21 Agreement to Develop OEM Products between Scanvec Amiable Inc, (formerly Amiable Technologies Inc.) and Roland DG Corporation dated April 20, 1998 with Addendums #1 and #2 dated April 3, 2000.(1)
         11.1     Statement regarding computation of earnings per share
         21.1     Subsidiaries of the registrant
         24.1     Form of Power of Attorney

-----------
(1) Confidential treatment requested. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.



Item 13(b)        Reports on Form 8-K.

                  None.