Form 10QSB
period 2001-03-31
SCANVEC AMIABLE LTD
filed 2001-05-21
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


Commission File number:  000-23734


                             SCANVEC -AMIABLE, LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            ISRAEL                                              N/A
-------------------------------                     ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID)
incorporation or organization)


International Plaza Two, Suite 625, Philadelphia, PA             19113-1518
---------------------------------                             ----------------
(Address of principal executive offices)                         (Zip Code)


                                 (610) 521-6300
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ___   No __X__


Applicable only to corporate issuers

The number of shares outstanding of the issuer's common stock as of March 31, 2001 was 6,770,000.


Transitional small business disclosure format.  Yes ___  No __X__

                              SCANVEC-AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                                      Page
------                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets - December 31, 2000 (Audited) and                  3
March 31, 2001 (Unaudited)

Consolidated Statements of Operations - Three months ended                     5
March 31, 2000 and 2001 (Unaudited)

Consolidated Statements of Cash Flows - Three months ended                     6
March 31, 2000 and 2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)                         8



Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                      December 31,        March 31,
                                                                                          2000              2001
                                                                                   -------------------------------------
                                                                                       (Audited)         (Unaudited)
      ASSETS

CURRENT ASSETS :
    Cash and cash equivalents                                                             $1,510             $1,390
    Trade receivables, net (net of allowance of $753 and $497 as of
      December 31, 2000 and March 31, 2001 respectively)                                   2,882              2,284
    Other accounts receivable and prepaid expenses                                           510                722
    Inventories                                                                              341                373
                                                                                   -------------------------------------

Total current assets                                                                       5,243              4,769
                                                                                   -------------------------------------

SEVERANCE PAY FUND                                                                           300                308
                                                                                   -------------------------------------

PROPERTY AND EQUIPMENT, NET                                                                  949                914
                                                                                   -------------------------------------

OTHER ASSETS, NET                                                                            610                611
                                                                                   -------------------------------------

Total assets                                                                              $7,102             $6,602
                                                                                   =====================================

See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

                                                                                 December 31,          March 31,
                                                                                     2000                2001
                                                                               ----------------------------------------
                                                                                   (Audited)          (Unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of capital lease obligations                                      $88               $94
    Trade payables                                                                     1,331             1,149
    Accrued expenses                                                                   1,279             1,251
    Other accounts payable                                                             1,340             1,424
                                                                               ----------------------------------------

Total current liabilities                                                              4,038             3,918
                                                                               ----------------------------------------

LONG-TERM LIABILITIES
    Long-term note payable                                                               130               108
    Long-term capital leases obligations                                                 173               142
    Accrued severance pay                                                                629               658
                                                                               ----------------------------------------

                                                                                         932               908
                                                                               ----------------------------------------

SHAREHOLDERS' EQUITY:
  Share capital :
   Ordinary shares of NIS 1 par value:
   Authorized: 10,000,000 shares ; Issued and
     outstanding: 6,770,000 shares.                                                    1,523             1,523
  Additional paid-in capital                                                           8,531             8,531
  Accumulated other comprehensive income                                                  15                 9
  Accumulated deficit                                                                 (7,937)           (8,287)
                                                                               ----------------------------------------

Total shareholders' equity                                                             2,132             1,776
                                                                               ----------------------------------------

Total liabilities and shareholders' equity                                            $7,102            $6,602
                                                                               ========================================

See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                          2000              2001
Total revenues                                                                              $3,865             $4,026

Cost of revenues                                                                               747                891

Gross profit                                                                                 3,118              3,135

Research and development costs                                                               1,152              1,329
Selling and marketing expenses, net                                                          1,064              1,207
General and administrative expenses                                                            843                939

Total operating expenses                                                                     3,059              3,475

Operating income (loss)                                                                         59               (340)
Financial expenses, net                                                                        (13)               (10)


                                                                                     ---------------    --------------
Net income (loss)                                                                              $46              $(350)
                                                                                     ===============    ==============

Basic and diluted net income (loss) per share                                                $0.01             $(0.05)
                                                                                     ===============    ==============

Weighted average number Ordinary shares - basic and diluted                              6,770,000          6,770,000
                                                                                     ===============    ==============

See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                          Three months ended
                                                                                               March 31,
                                                                                       2000               2001
Cash flows from operating activities:

    Net income (loss)                                                                    $46            $(350)
    Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                                                      162              104
      Gain on sale of property and equipment                                               -               (5)
      Decrease in trade receivables                                                      128              598
      Increase in inventories                                                            (30)             (32)
      Increase in prepaid expenses and other current assets                              (45)            (221)
      Decrease in trade payables                                                         (44)            (182)
      Decrease in accrued expenses                                                      (473)             (28)
      Increase (decrease) in accrued severance pay, net                                  (81)              29
      Increase in other current liabilities                                              151               84
      Decrease in intercompany notes payable                                             (25)             (22)
                                                                                  ---------------  -------------------

Net cash used in operating activities                                                   (211)             (25)
                                                                                  ---------------  -------------------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                                          -                9
    Purchase of property and equipment                                                  (142)             (73)
                                                                                  ---------------  -------------------

Net cash used in investing activities                                                   (142)             (64)
                                                                                  ------------------------------------



See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                        Three months ended
                                                                                             March 31,
                                                                              ----------------------------------------
                                                                                    2000                  2001
                                                                              -----------------     -----------------
Cash flows from financing activities:
-------------------------------------

    Repayment of capital leases obligations                                         $(48)               $(25)
                                                                              -----------------     -----------------

Net cash used in financing activities                                                (48)                (25)
                                                                              -----------------     -----------------

Effect of exchange rate on cash and cash equivalents                                 (45)                 (6)
                                                                              -----------------     -----------------

Net Decrease in cash and cash equivalents for the period                            (446)               (120)
Cash and cash equivalents, beginning of the period                                 1,773               1,510
                                                                              -----------------     -----------------

Cash and cash equivalents, end of the period                                      $1,327              $1,390
                                                                              =================     =================

Supplemental disclosures of cash flow information:
--------------------------------------------------

    Cash paid during the period for interest                                         $14                 $16
                                                                              =================     =================
    Assets acquired under capital leases                                             $45                   -
                                                                              =================     =================





See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

NOTE 1:-      GENERAL

                     Scanvec Amiable Ltd. (the "Company" or "Scanvec Ltd.") is an Israeli corporation.

                     The Company designs, manufactures, markets and supports a family of high performance software products for the signmaking, graphic arts, and textile industries. The principal markets of the Company and its subsidiaries are in America (including U.S.A), Europe and the Far East.

                     The Company sells its products through distributors and also receives fee for modification of its existing software.


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              a.     Interim financial information:

                     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2000, and 2001 have been prepared in accordance with United States' generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001.

              b.     Use of estimates:

                     The preparation of financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              c.     Principles of consolidation:

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in consolidation.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


              d.     Revenue recognition:

                     To date, the Company has derived its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers, both of whom are considered end users. The Company and its subsidiaries are also entitled to royalties from Original Equipment Manufacturers (OEM) upon the sub-licensing to end users.

                     The Company accounts for software sales in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from licensing software products that do not require significant production, modification or customization are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

                     Revenues from sale of software products that require customization are (usually not longer then 60 days) recognized as non-recurring engineering service, when customization is completed, delivery has occurred and all other criteria of SOP 97-2 are met. The production, modification or customization process is relatively short.

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

              e.     Net income (loss) per share:

                     Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year. All outstanding stock options, have been excluded from the calculation of the diluted net loss per Ordinary share because all such securities are anti-dilutive.

NOTE 3:-        TRANSACTIONS WITH RELATED PARTIES

                                                                                      Three months ended March 31,
                                                                                     --------------------------------
                                                                                          2000             2001
                                                                                     ---------------  ---------------
              a.     Transactions with shareholders:

                      Salaries and related benefits to
                      shareholders and their family members, who are
                      employed by the Company and its subsidiaries                        $191             $102
                                                                                     ===============  ===============

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)



NOTE 4:-      SEGMENTS AND GEOGRAPHIC INFORMATION

              a.     Segment information:

                     The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

                     The following presents total revenues and long-lived assets for the quarters ended March 31, 2000 and 2001:

                                                                      Three months ended       Three months ended
                                                                        March 31, 2000           March 31, 2001
                                                                    ------------------------ ------------------------
                                                                                   Long-                     Long-
                                                                       Total       lived        Total        lived
                                                                     revenues      assets      revenues     assets
                                                                    ------------ ----------- ------------- ----------
                         America (Amiable Inc. and Scanvec Inc.)      $2,619          $508     $2,940           $488
                         Asia (Scanvec Ltd., S.G.S)                    1,097           652        555            997
                         Europe (Scanvec GmbH)                           149            17        531             40
                                                                    ------------ ----------- ------------- ----------
                                                                      $3,865        $1,177     $4,026         $1,525
                                                                    ============ =========== ============= ==========

              b. Sales classified by geographical destinations of the end customers:

                                                                                      Quarter ended March 31,
                                                                                     2000                 2001
                         Israel                                                         $127                 $150
                         U.S.A.                                                        1,131                  908
                         Far East                                                      1,325                1,381
                         America (excluding U.S.A.)                                      157                  158
                         Europe                                                        1,081                1,387
                         Others                                                           44                   42
                                                                               -----------------    -----------------
                                                                                      $3,865               $4,026
                     ----------------------------------------------------------=================----=================

NOTE 5:-      COMPREHENSIVE INCOME (LOSS)

              Total comprehensive income (loss) was $91 and $(344) for the three months ended March 31, 2000 and 2001, respectively and consisted of net income and foreign currency translation adjustments.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)



NOTE 6:-      MAGNIVEC INC.

              In January 2001, the Company established a subsidiary, MagniVec, Inc., to carryout the development of an E-Commerce web-site for sign markers, previously developed by the Company. In February 2001, the Board of Directors decided to cease Magnivec's operations.

              Actual expenses, related to this project, incurred during the three months ended March 31, 2001 amounted to $279 and management estimates that an additional $160 of related expenses will be incurred during the succeeding months to wind down these operations. The Company charged $439 of expenses, related to this project, against operations as of March 31, 2001. Management expects no additional material related expenses.


                                 - - - - - - - -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation as of and for the Three Months Ended March 31, 2001


 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2001


Forward Looking Statements. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Annual Report on Form 10-KSB, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Sales. In the three months ended March 31, 2001 total sales increased approximately $161,000 or 4.2% to $4,026,000, from $3,865,000 during the same period in 2000. The registrant experienced increased sales in North America and in the Far East during the three months ended March 31, 2001 compared to the same period in 2000.


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


The Company's gross profit increased to $3,135,000 for the three months ended March 31, 2001, from a gross profit of $3,118,000 during the same period in 2000. Gross profit as a percentage of sales decreased in 2001 to 77.9% from 80.7% in 2000. The decrease in gross profit as a percentage of sales was primarily due to a $64,000 write-off of obsolete inventory. There have not been any significant changes in the cost of any product components.

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


Gross research and development expenses increased approximately $177,000 or 15.4% to $1,329,000 for the three months ended March 31, 2001 from $1,152,000 during the same period in 2000. There was increased spending of $72,000 in wages and $132,000 for independent contractors during the three months ended March 31, 2001 compared to the same period in 2000. This increased spending was primarily related to the e-commerce project discussed more thoroughly in the next paragraph. As a percentage of sales, net research and development expenses increased to 33.0 % at March 31, 2001, compared to approximately 29.8% of sales at March 31, 2000.

In February 2001, the Board of Directors decided to cease the operations of an e-commerce project that had been started in 2000. Actual expenses, related to this project, incurred during the three months ended March 31, 2001 amounted to $279,000 and management estimates that an additional $160,000 of related expenses will be incurred to wind down these operations during the succeeding months. The Company charged $439,000 of expenses, related to this project, against operations as of March 31, 2001 while incurring approximately $97,000 of related expenses during the same period in 2000. Management does not expect to incur any significant additional expenses related to this project.


Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service, as well as royalty payments to Israel's Fund for Encouraging Marketing Activities.


Selling expenses, for the three months ended March 31, 2001 increased by approximately $143,000 or 13.4% to $1,207,000 from $1,064,000 during the same during the same period in 2000. As a percentage of sales, selling expenses increased to 30.0% at March 31, 2001 compared to approximately 27.5% of sales at March 31, 2000. The increase in selling expenses was primarily in wages and advertising expenditures. The Company, in the first quarter of 2000, relied primarily on marketing contractors to conduct marketing activities. A permanent marketing staff was in place during the three months ended March 31, 2001 resulting in an increase in wages and advertising expenditures.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses increased approximately $96,000 or 11.4 % to $939,000 for the three months ended March 31, 2001, from $843,000 during the same period in 2000. As a percentage of sales, general and administrative expenses increased to approximately 23.3% at March 31, 2001 compared to 21.8% at March 31, 2000. The increase in general and administrative expenses was primarily attributable to increased wages and consulting expenditures.


Financial Income. Financial expenses consists of interest on short-term deposits and income from exchange rate fluctuations, less interest on short-term debt and expenses from exchange rate fluctuations. Net Financial expenses were $10,000 for the three months ended March 31, 2001, compared to $13,000 for the same period in 2000.


Taxes. The Company paid no taxes on income in 2001 as well as in 2000 due to the existence of net operating loss carryforwards.


Net Income(Loss). As a result of the foregoing, the net loss for the three months ended March 31, 2001 was $350,000 compared to net income of $46,000 for the same period in 2000. The $439,000 of expenses related to the E-Commerce project, described above under Research and Development, was the primary reason for the Company's loss for the three months ended March 31, 2001.


Liquidity and Sources of Capital


At March 31, 2001, the Company had $1,390,000 in cash and cash equivalents.


The Company has met its financial requirements primarily through available working capital. Operating activities used $25,000 of cash during the first three months of 2001. Investing activities used $64,000 of cash primarily for the purchase of computers and other office equipment. Financing activities used $25,000 of cash for payments of obligations under capital leases. Total cash and cash equivalents decreased during the first three months of 2001 by $120,000.


The ratio of current assets to current liabilities was 1.22 at March 31, 2001 compared with 1.30 at December 31, 2000. Current assets have decreased to $4,770,000 at March 31, 2001 from $5,243,000 at the end of 2000 with the decrease due primarily to cash and accounts receivable.


The company has $250,000 in long-term notes and capital lease obligations. It is anticipated that these debts will be adequately funded from operating cash flows as the company currently has no available credit facility. The company intends to generate adequate positive cashflow from operations in order to meet all of its commitments.

Inflation and Seasonality


The Company does not believe that inflation or seasonality has had a significant effect on the company's operations to date.


Environmental Matters


The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

                                     PART II
                                     -------

                                OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------

                  None.

Item 2.  Changes in Securities.
------------------------------

                  None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

                  None.

Item 5.  Other Information.
--------------------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      EXHIBITS

Exhibit
Number                     Exhibit Name
------                     ------------

3.1                        Certificate of Incorporation(1)
3.2                        Articles of Association(1)
10.1 Amendment No. 3, dated February 26, 2001, to Appendix No. 1 to the Configurable Postscript Interpreter OEM License Agreement between Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) and Adobe Systems Incorporated dated February 7, 1997.(1)

(b)      Reports on Form 8-K.
         -------------------

                  None.









--------------
(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable, Ltd for the year ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 17, 2001).

                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCANVEC-AMIABLE, LTD.




Date: May 18, 2001                          By: /s/
      ------------                              ------------------------------
                                                Dr. Ramon Harel
                                                President and Chief
                                                  Executive Officer






Date: May 18, 2001                          By: /s/
      ------------                              --------------------------------
                                                Gerald J. Kochanski
                                                Chief Financial Officer