Form 10QSB
period 2001-06-30
SCANVEC AMIABLE LTD
filed 2001-08-14
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________.


Commission File number:  000-23734


                              SCANVEC-AMIABLE, LTD.
     ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            ISRAEL                                                        N/A
--------------------------------------------------------------            ----------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer ID)


International Plaza Two, Suite 625, Philadelphia, PA                      19113-1518
----------------------------------------------------                       -------------
(Address of principal executive offices)                                  (Zip Code)


                                 (610) 521-6300
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X   No
             -----    -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                  -----    -----

Applicable only to corporate issuers

The number of shares outstanding of the issuer's common stock as of June 30, 2001 was 6,770,000.


Transitional small business disclosure format.  Yes      No  X
                                                    ---     ---

                              SCANVEC-AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                               Page
------                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                         3

Item 2.  Management's Discussion and Analysis of                      12
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            16

Item 2.  Changes in Securities                                        16

Item 3.  Defaults Upon Senior Securities                              16

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 5.  Other Information                                            16

Item 6.  Exhibits and Reports on Form 8-K                             17

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                             December 31,        June 30,
                                                                                 2000              2001
                                                                           -----------------------------------
                                                                              (Audited)         (Unaudited)
      ASSETS

CURRENT ASSETS :
    Cash and cash equivalents                                                    $1,510             $1,284
    Trade receivables, net (net of allowances of $753 and $461 as of              2,882              2,585
      December 31, 2000 and June 30, 2001, respectively)
    Other accounts receivable and prepaid expenses                                  510                538
    Inventories                                                                     341                375


                                                                           ----------------------------------
TOTAL CURRENT ASSETS                                                              5,243              4,782


SEVERANCE PAY FUND                                                                  300                259

PROPERTY AND EQUIPMENT, NET                                                         949                876

OTHER ASSETS, NET                                                                   610                611

                                                                           ----------------------------------
TOTAL ASSETS                                                                     $7,102             $6,528
                                                                           ==================================
See accompanying notes.

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES




CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

                                                       December 31,          June 30,
                                                           2000                2001
                                                      --------------------------------------
                                                         (Audited)          (Unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of capital lease obligations            $88              $120
    Trade payables                                           1,331             1,121
    Accrued expenses                                         1,279             1,152
    Other accounts payable                                   1,340             1,216
                                                      --------------------------------------

TOTAL CURRENT LIABILITIES                                    4,038             3,609
                                                      --------------------------------------

LONG-TERM LIABILITIES
    Long-term note payable                                     130               100
    Long-term capital leases obligations                       173               170
    Accrued severance pay                                      629               560
                                                      --------------------------------------

TOTAL LONG-TERM LIABILITES                                     932               830
                                                      --------------------------------------

SHAREHOLDERS' EQUITY:
  Share capital :
   Ordinary shares of NIS 1 par value:
   Authorized: 10,000,000 shares ; Issued and
     outstanding: 6,770,000 shares.                          1,523             1,523
  Additional paid-in capital                                 8,531             8,531
  Accumulated other comprehensive income (loss)                 15               (33)
  Accumulated deficit                                       (7,937)           (7,932)
                                                      --------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                   2,132             2,089
                                                      --------------------------------------
TOTAL LIABILITIES and SHAREHOLDERS' EQUITY                  $7,102            $6,528
                                                      ======================================

See accompanying notes.

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)



                                                                              Three months ended
                                                                                   June 30,
                                                                              2000               2001
                                                                           ---------          ---------

Total revenues                                                                $4,357             $4,310

Cost of revenues                                                               1,094                852
                                                                           ---------          ---------
Gross profit                                                                   3,263              3,458
                                                                           ---------          ---------
Research and development costs                                                 1,124              1,061
Selling and marketing expenses, net                                            1,136              1,249
General and administrative expenses                                              717                813
                                                                           ---------          ---------
Total operating expenses                                                       2,977              3,123
                                                                           ---------          ---------
Operating income                                                                 286                335
Financial expenses, net                                                           16                 20
                                                                           ---------          ---------
Net income                                                                      $302               $355
                                                                           =========          =========
Basic and diluted net income per share                                         $0.04              $0.05
                                                                           ---------          ---------
Weighted average number Ordinary shares - basic and diluted                6,770,000          6,770,000
                                                                           ---------          ---------

See accompanying notes.

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES



UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                       Six months ended
                                                                           June 30,
                                                                    2000              2001
                                                               ---------------    --------------

Total revenues                                                        $8,222             $8,336

Cost of revenues                                                       1,841              1,743

                                                               ---------------    --------------
Gross profit                                                           6,381              6,593
                                                               ---------------    --------------

Research and development costs                                         2,276              2,390
Selling and marketing expenses, net                                    2,200              2,456
General and administrative expenses                                    1,560              1,752

                                                               ---------------    --------------
Total operating expenses                                               6,036              6,598
                                                               ---------------    --------------

Operating income (loss)                                                  345                 (5)
Financial expenses, net                                                    3                 10


                                                               ---------------    --------------
Net income                                                              $348                 $5
                                                               ===============    ==============

Basic and diluted net income per share                                 $0.05                  -
                                                               ---------------    --------------

Weighted average number Ordinary shares - basic and diluted        6,770,000          6,770,000
                                                               ---------------    --------------

See accompanying notes.

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                           Six months ended
                                                                                                June 30,
                                                                                       ------------------------
                                                                                        2000              2001
                                                                                       ------            ------
Cash flows from operating activities:
-------------------------------------

    Net income                                                                          $348               $5
    Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                                      326              218
      Gain on sale of property and equipment                                               -               (1)
      (Increase)/Decrease in trade receivables                                          (316)             297
      (Increase)/Decrease in inventories                                                 (18)             (34)
      (Increase)/Decrease in prepaid expenses and other current assets                   (54)             (29)
      Increase/(Decrease) in trade payables                                               75             (210)
      Increase/(Decrease) in accrued expenses                                           (630)            (127)
      Increase/(Decrease) in accrued severance pay, net                                 (118)             (28)
      Increase/(Decrease) in other current liabilities                                    18             (124)
      Increase/(Decrease) in intercompany notes payable                                    -              (30)
                                                                                       -----            -----
Net cash used in operating activities                                                   (369)             (63)
                                                                                       -----            -----
Cash flows from investing activities:
-------------------------------------

    Proceeds from sale of property and equipment                                           -               25
    Purchase of property and equipment                                                  (267)            (169)
                                                                                       -----            -----
Net cash used in investing activities                                                   (267)            (144)
                                                                                       -----            -----


See accompanying notes.

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                        Six months ended
                                                                            June 30,
                                                                    ------------------------
                                                                      2000           2001
                                                                    --------       ---------

Cash flows from financing activities:
-------------------------------------

    Increase  in capital lease obligations                               $15             $29

                                                                    --------       ---------
Net cash provided by financing activities                                 15              29
                                                                    --------       ---------

Effect of exchange rate on cash and cash equivalents                     (45)            (48)
                                                                    --------       ---------

Net decrease in cash and cash equivalents for the period                (666)           (226)
Cash and cash equivalents, beginning of the period                     1,773           1,510
                                                                    --------       ---------

Cash and cash equivalents, end of the period                          $1,107          $1,284
                                                                    ========       =========

Supplemental disclosures of cash flow information:
--------------------------------------------------

    Cash paid during the period for interest                              $1             $11
                                                                    ========       =========

    Assets acquired under capital leases                                $118             $85
                                                                    ========       =========





See accompanying notes.

NOTE 1:-      GENERAL

                     Scanvec-Amiable Ltd. (the "Company" or "Scanvec Ltd.") is an Israeli corporation.

                     The Company designs, manufactures, markets and supports a family of high performance software products for the signmaking, graphic arts and for the textile industries. The principal markets of the Company and its subsidiaries are in America, Europe and the Far East.

                     The Company sells its products through distributors and also receives fees for modification of its existing software.


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              a.     Interim financial information:

                    The accompanying unaudited consolidated financial statements for the six months ended June 30, 2000, and 2001 have been prepared in accordance with United States' generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001.

              b.     Use of estimates:

                     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES




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

              e.     Net income per share:

                     Basic net income per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year. All outstanding stock options, have been excluded from the calculation of the diluted net loss per Ordinary share because all such securities are anti-dilutive.

              f.     Recent Accounting Developments:

                     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles", respectively. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company does not believe that the adoption of these pronouncements will have a material impact on its consolidated financial position and results of operations.

NOTE 3:-        TRANSACTIONS WITH RELATED PARTIES

                                                                              Six months ended June 30,
                                                                           --------------------------------
                                                                                2000             2001
                                                                           ---------------  ---------------
              a.    Transactions with shareholders:

                      Salaries and related benefits to
                      shareholders and their family members, who are
                      employed by the Company and its subsidiaries              $310             $177
                                                                           ---------------  ---------------

                                       10

                                       SCANVEC-AMIABLE LTD. AND ITS SUBSIDIARIES




NOTE 4:-      SEGMENTS AND GEOGRAPHIC INFORMATION

              a.     Segment information:

                     The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

                     The following presents total revenues and long-lived assets for the six months ended June 30, 2000 and 2001:

                                                                     Six months ended June    Six months ended June
                                                                           30, 2000                 30, 2001
                                                                    ------------------------ ------------------------
                                                                                   Long-                     Long-
                                                                        Total      lived         Total       lived
                                                                      revenues     assets      revenues     assets
                                                                    ------------------------ ------------------------

                     America (Amiable Inc. and Scanvec Inc.)          $5,875          $559     $6,123           $502
                     Asia (Scanvec Ltd., S.G.S)                        2,054           558      1,248            942
                     Europe (Scanvec GmbH)                               293            21        965             43
                                                                      ------        ------     ------         ------
                                                                      $8,222        $1,138     $8,336         $1,487
                                                                      ------        ------     ------         ------



              b. Sales classified by geographical destinations of the end customers:

                                                                                     Six Months ended June 30,
                                                                                     2000                 2001
                                                                               -----------------    -----------------
                       Israel                                                           $758                 $253
                       U.S.A.                                                          2,797                3,003
                       Far East                                                        2,883                3,034
                       America (excluding U.S.A.)                                        569                  511
                       Europe                                                            835                1,341
                       Others                                                            380                  194
                                                                                      ------               ------
                                                                                      $8,222               $8,336
                     ------------------------------------------------------------------------------------------------


NOTE 5:-      COMPREHENSIVE INCOME (LOSS)

              Total comprehensive income (loss) was $303 and $(33) for the six months ended June 30, 2000 and 2001, respectively and consisted of foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the Six Months Ended June 30, 2001


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or opinions. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Annual Report on Form 10-KSB, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Sales. In the three months ended June 30, 2001 net sales decreased approximately $47,000 or 1% to $4,310,000 from $4,357,000 during the same period in 2000. For the first six months of 2001, net sales of $8,336,000 were $114,000 or 1.4% higher than the same period in 2000. Although overall net sales remained relatively flat, increases were experienced in North and South America while decreases occurred in Asia and Europe due to economic conditions.

Gross Margin. Cost of sales consists of component costs, logistics costs, wages and benefits and overhead related to the production and assembly of the Company's software products. Gross margin (i.e., gross profit as a percentage of sales) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.


The Company's gross profit increased to $3,458,000 for the three months ended June 30, 2001, from a gross profit of $3,263,000 during the same period in 2000. The Company's gross profit increased to $6,593,000 for the six months ended June 30, 2001, from a gross profit of $6,381,000 during the same period in 2000. Gross profit as a percentage of sales increased to 79.1% in 2001 from 77.6% during the same period in 2000. The increase in gross profit as a percentage of sales was primarily due to 2001's cost of sales not being charged with any amortization of capitalized software. All capitalized software was fully amortized as of December 31, 2000. The annual results of 2000 were charged with $200,000 of amortization or $50,000 each quarter. There have not been any significant changes in the cost of any product components.


Research and Development Expenses. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to (a) grants received from the OCS and (b) certain computer software development expenses capitalized by the Company. In 2001, there have been no government grants received nor have any software development costs been capitalized.

Research and development expenses decreased approximately $63,000 or 5.6% to $1,061,000 for the three months ended June 30, 2001 from $1,124,000 during the same period in 2000. For the first six months of 2001, research and development expenses of $2,390,000 were $114,000 or 5% higher than the same period in 2000. As a percentage of sales, year to date research and development expenses increased to 28.7 % at June 30, 2001, compared to approximately 27.7% of sales at June 30, 2000.

In February 2001, the Board of Directors decided to cease the operations of an e-commerce project that had been started in 2000. The Company charged $455,000 of expenses, related to this project, against year to date operations as of June 30, 2001. The Company charged $392,000 of expenses related to this project during the same period in 2000. Management does not expect to incur any significant additional expenses related to this project.


Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.


Selling expenses increased by approximately $113,000 or 9.9% to $1,249,000 for the three months ended June 30, 2001 from $1,136,000 during the same period in 2000. For the first six months of 2001, selling expenses of $2,456,000 were $256,000 or 11.6% higher than the same period in 2000. As a percentage of sales, year to date selling expenses increased to 29.5% at June 30, 2001 compared to approximately 26.8% of sales at June 30, 2000. The increase in selling expenses was primarily in wages of sales and marketing personnel and advertising expenditures. The Company, in the first quarter of 2000, relied primarily on marketing contractors to conduct marketing activities. The Company hired and employed an in-house marketing staff for the first six months of 2001 resulting in an increase in wages of sales and marketing personnel and advertising expenditures.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses increased approximately $96,000 or 13.4 % to $813,000 for the three months ended June 30, 2001, from $717,000 during the same period in 2000. For the first six months of 2001, general and administrative expenses of $1,752,000 were $192,000 or 12.3% higher than the same period in 2000. As a percentage of sales, year to date general and administrative expenses increased to approximately 21% at June 30, 2001 compared to 19% at June 30, 2000. The increase in general and administrative expenses was primarily attributable to increased wages and facility expenditures.


Financial Income. Financial income consists of interest on short-term deposits and income from exchange rate fluctuations, less interest on short-term debt and expenses from exchange rate fluctuations. Net financial income was $20,000 for the three months ended June 30, 2001, compared to $16,000 for the same period in 2000. For the first six months of 2001, financial income was $10,000 compared to $3,000 for the same period in 2000.


Taxes. As in 2000, the Company does not expect to have any income tax liability with respect to fiscal 2001 due to the existence of net operating loss carryforwards that should more than offset operating income.


Net Income(Loss). As a result of the foregoing, the net income for the three months ended June 30, 2001 increased approximately $53,000 or 17.5% to $355,000 from $302,000 during the same period in 2000. Net income for the six months ended June 30, 2001 was $5,000, which is $343,000 or 98% lower than the same period in 2000.


Liquidity and Sources of Capital


At June 30, 2001, the Company had $1,284,000 in cash and cash equivalents.


The Company historically has met its financial requirements primarily through available working capital. Operating activities used $63,000 of cash during the first six months of 2001. Investing activities used $144,000 of cash primarily for the purchase of computers and other office equipment. Financing activities provided $29,000 of cash from capital leases. Total cash and cash equivalents decreased during the first six months of 2001 by $226,000.


The ratio of current assets to current liabilities was 1.33 at June 30, 2001 compared with 1.30 at December 31, 2000. Current assets have decreased to $4,782,000 at June 30 2001 from $5,243,000 at December 31, 2000.


The Company has $270,000 in long-term notes and capital lease obligations. It is anticipated that these debts will be adequately funded from operating cash flows as the Company currently has no available credit facility.

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

(b)      Reports on Form 8-K.
         -------------------

                  None.






-------------
(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable, Ltd. for the year ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 17, 2001).

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCANVEC AMIABLE, LTD.


Date: August 14, 2001                       By: /s/ Dr. Ramon Harel
      ---------------                           --------------------
                                                Dr. Ramon Harel
                                                Chief Executive Officer
                                                and President




Date: August 14, 2001                       By: /s/Gerald J. Kochanski
      ---------------                           -----------------------
                                                Gerald J. Kochanski
                                                Chief Financial Officer
                                                and Vice President