Form 10QSB
period 2001-09-30
SCANVEC AMIABLE LTD
filed 2001-11-14
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  000-23734


                              SCANVEC AMIABLE, LTD.
        ----------------------------------------------------------------
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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes   X     No
                -----      -----
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes         No
                                                        -----      -----

Applicable only to corporate issuers

The number of shares outstanding of the issuer's common stock as of September 30, 2001 was 6,770,000.


Transitional small business disclosure format.   Yes         No   X
                                                     -----      -----

                              SCANVEC AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                               Page
------                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                          3

Item 2.  Management's Discussion and Analysis of                       14
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             17

Item 2.  Changes in Securities                                         17

Item 3.  Defaults Upon Senior Securities                               17

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 5.  Other Information                                             17

Item 6.  Exhibits and Reports on Form 8-K                              18

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements


CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                           December 31,      September 30,
                                                                               2000              2001
                                                                        -----------------------------------
                                                                            (Audited)         (Unaudited)
      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                  $1,510             $1,427
    Trade receivables, net (net of allowances of $753 and $469 as of            2,882              2,708
    December 31, 2000 and September 30, 2001, respectively).
    Other accounts receivable and prepaid expenses                                510                635
    Inventories                                                                   341                388

                                                                        -----------------------------------
TOTAL CURRENT ASSETS                                                            5,243              5,158

SEVERANCE PAY FUND                                                                300                222

PROPERTY AND EQUIPMENT, NET                                                       949                938

OTHER ASSETS, NET                                                                 610                611

                                                                        -----------------------------------
TOTAL ASSETS                                                                   $7,102             $6,929
===========================================================================================================

See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

                                                         December 31,       September 30,
                                                             2000               2001
                                                         --------------------------------
                                                           (Audited)         (Unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of capital lease obligations         $    88             $   161
    Trade payables                                            1,331               1,122
    Accrued expenses                                          1,279               1,155
    Other accounts payable                                    1,340               1,247
                                                            ---------------------------

TOTAL CURRENT LIABILITIES                                     4,038               3,685
                                                            ---------------------------

LONG-TERM LIABILITIES
    Long-term note payable                                      130                 100
    Long-term capital leases obligations                        173                 248
    Accrued severance pay                                       629                 439
                                                            ---------------------------

TOTAL LONG-TERM LIABILITES                                      932                 787
                                                            ---------------------------

SHAREHOLDERS' EQUITY:
  Share capital :
   Ordinary shares of NIS 1 par value:
   Authorized: 10,000,000 shares ; Issued and
     outstanding: 6,770,000 shares                            1,523               1,523
  Additional paid-in capital                                  8,531               8,531
  Accumulated other comprehensive income                         15                  31
  Accumulated deficit                                        (7,937)             (7,628)
                                                            ---------------------------

TOTAL SHAREHOLDERS' EQUITY                                    2,132               2,457
                                                            ---------------------------

                                                            ---------------------------
TOTAL LIABILITIES and SHAREHOLDERS' EQUITY                  $ 7,102             $ 6,929
                                                            ===========================

See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                    Three months ended
                                                                       September 30,
                                                                    2000           2001
                                                                 -----------    -----------
Total revenues                                                   $     4,378    $     4,010

Cost of revenues                                                         955            828

                                                                 -----------    -----------
Gross profit                                                           3,423          3,182
                                                                 -----------    -----------

Research and development costs                                         1,182            972
Selling and marketing expenses, net                                    1,195          1,034
General and administrative expenses                                      900            871

                                                                 -----------    -----------
Total operating expenses                                               3,277          2,877
                                                                 -----------    -----------

Operating income                                                         146            305
Financial expenses, net                                                  (10)            (1)

                                                                 -----------    -----------
Net income                                                       $       136    $       304
                                                                 -----------    -----------

Basic and diluted net income per share                           $      0.02    $      0.04
                                                                 -----------    -----------

Weighted average number Ordinary shares - basic and diluted        6,770,000      6,770,000
                                                                 -----------    -----------


See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES



UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                    Nine months ended
                                                                      September 30,
                                                                 2000           2001
                                                              -----------    -----------

Total revenues                                                $    12,600    $    12,346

Cost of revenues                                                    2,796          2,571

                                                              -----------    -----------
Gross profit                                                        9,804          9,775
                                                              -----------    -----------

Research and development costs                                      3,458          3,362
Selling and marketing expenses, net                                 3,395          3,490
General and administrative expenses                                 2,460          2,623

                                                              -----------    -----------
Total operating expenses                                            9,313          9,475
                                                              -----------    -----------

Operating income                                                      491            300
Financial expenses, net                                                (7)             9

                                                              -----------    -----------
Net income                                                    $       484    $       309
                                                              -----------    -----------

Basic and diluted net income per share                        $      0.07    $       .05
                                                              -----------    -----------

Weighted average number Ordinary shares - basic and diluted     6,770,000      6,770,000
                                                              -----------    -----------

See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                            Nine months ended
                                                                              September 30,

                                                                            2000       2001

Cash flows from operating activities:
-------------------------------------
    Net income                                                           $   484    $   309
    Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                          540        349
      (Gain)/Loss on sale of property and equipment                           --         (6)
      (Increase)/Decrease in trade receivables                              (181)       174
      (Increase)/Decrease in inventories                                     (48)       (47)
      (Increase)/Decrease in prepaid expenses and other current assets       (88)      (126)
      Increase/(Decrease) in trade payables                                  535       (209)
      Increase/(Decrease) in accrued expenses                             (1,209)      (124)
      Increase/(Decrease) in accrued severance pay, net                      (88)      (112)
      Increase/(Decrease) in other current liabilities                      (110)       (67)

                                                                         -------    -------
Net cash (used)/provided by operating activities                            (165)       141
                                                                         -------    -------

Cash flows from investing activities:
-------------------------------------
    Proceeds from sale of equipment                                           --         30
    Purchase of equipment                                                   (495)      (362)
    Payment for Acquisition of Hasmark(1)                                    (99)        --
                                                                         -------    -------
Net cash used in investing activities                                       (594)      (332)
                                                                         -------    -------

See accompanying notes.

                                       SCANVEC AMIABLE LTD. AND ITS SUBSIDIARIES


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                   ----------------------------
                                                                                    2000                  2001
                                                                                   ------                ------
Cash flows from financing activities:
-------------------------------------


    Increase (decrease) in capital lease obligations, net                          $   93                $  148
    Principal payments on notes payable                                                 -                   (56)

                                                                                   ------                ------
Net cash provided by financing activities                                              93                    92
                                                                                   ------                ------

Effect of exchange rate on cash and cash equivalents                                  (68)                   16
                                                                                   ------                ------

Net decrease in cash and cash equivalents for the period                             (734)                  (83)
Cash and cash equivalents, beginning of the period                                  1,773                 1,510
                                                                                   ------                ------

Cash and cash equivalents, end of the period                                       $1,039                $1,427
                                                                                   ======                ======

Supplemental disclosures of cash flow information:
--------------------------------------------------

    Cash paid during the period for interest                                       $    2                $   25
                                                                                   ======                ======

    Assets acquired under capital leases                                            $ 243                 $ 234
                                                                                   ======                ======


See accompanying notes.

(1) Payment for Acquisition of Hasmark

    Estimated Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date:

       Working Capital Deficiency (excluding cash and cash equivalents)   (247)
       Long Term Note Payable                                             (130)
       Technology Acquired                                                 610
                                                                        ------
                                                                           233
       Less Amount Acquired by Issuance of Shares                         (134)
                                                                        ------
       Net Increase in Long-Term Assets                                     99

NOTE 1:- GENERAL

            Scanvec Amiable Ltd. (the "Company" or "Scanvec Amiable Ltd.") is an Israeli corporation.

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


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

         a. Interim financial information:

            The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2000, and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001.

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

         e. Net income per share:

            Basic net income per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year. All outstanding stock options have been excluded from the calculation of the diluted net income per Ordinary share because the exercise price of all of the outstanding options exceed the market price at period end.

         f. Recent Accounting Developments:

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles", respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, effective January 1, 2002 goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is currently in the process of evaluating the impact of these pronouncements on its consolidated financial position and results of operations.


NOTE 3:- TRANSACTIONS WITH RELATED PARTIES


                                                                  Nine months ended September 30,
                                                                  --------------------------------
                                                                       2000             2001
                                                                  ---------------  ---------------
         a. Transactions with shareholders:

            Salaries and related benefits to
            shareholders and their family members, who are
            employed by the Company and its subsidiaries               $487              $260
                                                                  ---------------  ---------------

NOTE 4:- SEGMENTS AND GEOGRAPHIC INFORMATION

         a. Segment information:

            The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

            The following presents total revenues and long-lived assets for the nine months ended September 30, 2000 and 2001:


                                                              Nine months ended        Nine months ended
                                                             September 30, 2000       September 30, 2001
                                                           ------------------------ ------------------------
                                                                          Long-                     Long-
                                                               Total      lived         Total       Lived
                                                             revenues     assets      revenues     Assets
                                                           ------------------------ ------------------------
            America                                         $ 9,046        $  627    $ 9,183         $  590
            Asia                                              3,147         1,107      1,643            907
            Europe                                              407            21      1,520             52
                                                            -------        ------    -------         ------
                                                            $12,600        $1,755    $12,346         $1,549
                                                            -------        ------    -------         ------


         b. Sales classified by geographical destinations of the end customers:

                                                    Nine Months ended Sept 30,
                                                     2000                2001
                                                   -------             -------
              Israel                               $ 1,256              $  368
              U.S.A.                                 4,102               4,672
              Far East                               4,323               4,282
              America (excluding U.S.A.)               845                 683
              Europe                                 1,560               2,110
              Others                                   514                 231
                                                   -------             -------
                                                   $12,600             $12,346
              ------------------------------------------------------------------

NOTE 5:- COMPREHENSIVE INCOME

            Total comprehensive income was $416 and $325 for the nine months ended September 30, 2000 and 2001, respectively and consisted of net income and foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Forward Looking Statements. Certain information in this Form 10-QSB contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, as amended), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Annual Report on Form 10-KSB, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Sales. In the three months ended September 30, 2001 net sales decreased approximately $368,000 or 8% to $4,010,000 from $4,378,000 during the same period in 2000. For the first nine months of 2001, net sales of $12,346,000 were $254,000 or 2.0% lower than the same period in 2000. Increases were experienced in North America and Europe while decreases occurred in the Middle East due to economic conditions.

Gross Margin. Cost of sales consists of component costs, logistics costs, wages and benefits and overhead related to the production and assembly of the Company's software products. Gross margin (i.e., gross profit as a percentage of sales) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.

The Company's gross profit decreased to $3,182,000 for the three months ended September 30, 2001, from a gross profit of $3,423,000 during the same period in 2000. The Company's gross profit decreased to $9,775,000 for the nine months ended September 30, 2001, from a gross profit of $9,804,000 during the same period in 2000. Year to date gross profit as a percentage of sales increased to 79.2% in 2001 from 77.8% during the same period in 2000. The increase in gross profit as a percentage of sales was primarily due to 2001's cost of sales not being charged with any amortization of capitalized software. All capitalized software was fully amortized as of December 31, 2000. The annual results of 2000 were charged with $200,000 of amortization or $50,000 each quarter. There have not been any significant changes in the cost of any product components.

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

Research and development expenses decreased approximately $210,000 or 17.8% to $972,000 for the three months ended September 30, 2001 from $1,182,000 during the same period in 2000. For the first nine months of 2001, research and development expenses of $3,362,000 were $96,000 or 3% lower than the same period in 2000. As a percentage of sales, year to date research and development expenses decreased to 27.2 % for the nine months ended September 30, 2001, compared to approximately 27.4% of sales for the nine months ended September 30, 2000.

In February 2001, the Board of Directors decided to cease the operations of an e-commerce project that had been started in 2000. The Company charged $455,000 of expenses, related to this project, against year to date operations as of June 30, 2001. The Company charged $596,000 of expenses, related to this project, during the same period in 2000. Management does not expect to incur any significant additional expenses related to this project.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, decreased by approximately $161,000 or 13.5% to $1,034,000 for the three months ended September 30, 2001 from $1,195,000 during the same period in 2000. For the first nine months of 2001, selling expenses of $3,490,000 were $95,000 or 2.8% higher than the same period in 2000. As a percentage of sales, year to date selling expenses increased to 28.3% at September 30, 2001 compared to approximately 26.9% of sales at September 30, 2000. The increase in selling expenses was primarily in wages of sales and marketing personnel and advertising expenditures. The Company, in the first quarter of 2000, relied primarily on marketing contractors to conduct marketing activities. The Company hired and employed an in-house marketing staff for the first nine months of 2001 resulting in an increase in wages of sales and marketing personnel and advertising expenditures.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses decreased approximately $29,000 or 3.2 % to $871,000 for the three months ended September 30, 2001, from $900,000 during the same period in 2000. For the first nine months of 2001, general and administrative expenses of $2,623,000 were $163,000 or 6.6% higher than the same period in 2000. As a percentage of sales, year to date general and administrative expenses increased to approximately 21% at September 30, 2001 compared to 20% at September 30, 2000. The increase in general and administrative expenses was primarily attributable to increased wages and facility expenditures.

Financial Income. Financial income consists of interest on short-term deposits and income from exchange rate fluctuations, less interest on short-term debt and expenses from exchange rate fluctuations. Net financial expense was $1,000 for the three months ended September 30, 2001, compared to $10,000 for the same period in 2000. For the first nine months of 2001, net financial income was $9,000 compared to $7,000 net financial loss for the same period in 2000.

Taxes. As in 2000, the Company does not expect to have any income tax liability with respect to fiscal 2001 due to the existence of net operating loss carryforwards that should more than offset operating income.

Net Income(Loss). As a result of the foregoing, the net income for the three months ended September 30, 2001 increased approximately $168,000 or 123.5% to $304,000 from $136,000 during the same period in 2000. Net income for the nine months ended September 30, 2001 was $309,000, which is $175,000 or 36% lower than the same period in 2000.

Liquidity and Sources of Capital

At September 30, 2001, the Company had $1,427,000 in cash and cash equivalents.

The Company historically has met its financial requirements primarily through available working capital. Operating activities provided $141,000 of cash during the first nine months of 2001. Investing activities used $332,000 of cash primarily for the purchase of computers and other office equipment. Financing activities provided $92,000 in cash from the net increase in capital obligations. Total cash and cash equivalents decreased during the first nine months of 2001 by $83,000.

The ratio of current assets to current liabilities was 1.40 at September 30, 2001 compared with 1.30 at December 31, 2000. Current assets have decreased to $5,158,000 at September 30 2001 from $5,243,000 at December 31, 2000.

The Company has $348,000 in long-term notes and capital lease obligations. It is anticipated that these debts will be adequately funded from operating cash flows as the Company currently has no available credit facility.

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

(a) EXHIBITS

Exhibit
Number         Exhibit Name
-------        ------------
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


                                            SCANVEC-AMIABLE, LTD.


Date: November 14, 2001             By: /s/ Dr. Ramon Harel
                                        -----------------------
                                        Dr. Ramon Harel
                                        President and Chief
                                          Executive Officer





Date: November 14, 2001             By: /s/Gerald J. Kochanski
                                        -----------------------
                                        Gerald J. Kochanski
                                        Chief Financial Officer