Form 10KSB
period 2001-12-31
SCANVEC AMIABLE LTD
filed 2002-04-01
CIK 919173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001     Commission File Number 000-23734

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

                Ordinary Shares, Nominal Value NIS1.00 per share
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_   No__


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

Registrant's revenues for the fiscal year ended December 31, 2001 were $16,304,000.


The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Ordinary Shares on March 29, 2002 was $1,772,439.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 29, 2002 there were 6,770,000 Ordinary Shares outstanding.

Transitional Small Business Disclosures

Yes _______         No     __X__

                     SCANVEC-AMIABLE, LTD. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

Part I                                                                                                Page

     Item 1.      Description of Business........................................................................4

     Item 2.      Description of Properties......................................................................8

     Item 3.      Legal Proceedings..............................................................................9

     Item 4.      Submission of Matters to a Vote of Security Holders...........................................10

Part II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................10

     Item 6.      Management's Discussion and Analysis of Financial Condition And Results of Operations.........13

     Item 7.      Financial Statements..........................................................................16

     Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........41

Part III

     Item 9.      Directors and Executive Officers of the Registrant............................................42

     Item 10.     Executive Compensation........................................................................45

     Item 11.     Security Ownership of Certain Beneficial Owners and Management................................46

     Item 12.     Certain Relationships and Related Transactions................................................48

     Item 13.     Exhibits and Reports on Form 8-K..............................................................49

Signatures

ITEM 1.  DESCRIPTION OF BUSINESS

General

Scanvec-Amiable, Ltd., formerly the ScanVec Co. (1990) Ltd., was organized as an Israel corporation in 1990. The Company changed its name according to a shareholders resolution at the Annual shareholders meeting held on July 20, 1999. The "Company" or "ScanVec" designs, manufactures, markets and supports high-performance software for the sign making, printing and other graphics-intensive industries. The Company's products for the sign making market include their flagship design program FlexiSIGN as well as Inspire and CASmate. The Company also offers the PhotoPRINT product for the large format color printing market, EnRoute for the routing and machining markets and several other software packages for the woodworking, metalworking and textile industries. The Company is a market leader in the industry and is believed to be the largest supplier of design and production software to the sign making and graphics-related markets, with more than 90,000 software products installed worldwide. The Company's strategy is to strengthen its position by expanding its current line of products to include additional innovative products that compliment the existing line. To further this strategy, in December 1998 the Company concluded a merger agreement with Amiable Technologies, Inc., a privately held Pennsylvania corporation ("Amiable") which developed engineering-based, easy-to-use Windows and Macintosh software applications for a number of vertical markets, including the sign making, digital imaging and engraving industries. Pursuant to the merger agreement, Amiable became a wholly owned subsidiary of the Company and all of the shareholders of Amiable exchanged their shares of Amiable for an aggregate of 2,341,985 of the Company's Ordinary Shares. The aggregate market value of such shares on the closing of the transaction was approximately $5.85 million. The Amiable transaction is accounted for as a pooling of interests transaction.

Effective October 29, 1999, due to the Company's failure to meet certain requirements of NASDAQ rules, the Company's Ordinary Shares were de-listed from the NASDAQ Stock Market. Since that date, the securities of the Company have been traded on the OTC Bulletin Board.

Following the merger agreement, on November 2, 1999, the Company's board of directors made two strategic decisions. The first one was to focus the current activities of the Company by moving several main departments (such as finance, technical support and marketing) from the Company's Israeli location to the Philadelphia offices. The second decision was to make a plan to combine each of the two main sign making products - Inspire and Flexi - into one future product based on the Flexi product. These two strategic decisions were successfully implemented through the year 2000 and affected the Company's basic structure. In 2001, the Company reduced its operations in Israel and moved all corporate functions to Philadelphia. Furthermore, the Company reduced its operations in Germany during 2001 and closed its office in China. The Company opened a new office in Belgium to serve the markets of Europe, the Middle East and Africa. The Belgium entity was incorporated as Scanvec Amiable Europe.

From the Company's initial public offering in 1995 until late 2000, the Company was a " foreign private issuer" as defined in the Securities Exchange Act of 1934 and, therefore, filed Form 20-F (in lieu of Form 10-KSB) with the Securities and Exchange Commission on an annual basis. As a result of moving its headquarters and management to Philadelphia, the Company is now deemed to be a domestic filer under the SEC regulations effective with fiscal year 2000. The Company does meet the requirements to be considered a Small Business filer under the SEC regulations and files Form 10-KSB as an annual report and Form 10-QSB on a quarterly basis.

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

The Company employed 103 total and full-time employees at December 31, 2001.

Research and development costs were $3.991 million and $4.414 million in the years of 2001 and 2000, respectively.

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

In September, 2000, Scanvec Garment Systems (1995) Hasmark, Inc ("Hasmark") the Company's subsidiary ("SGS"), acquired certain assets of Hasmark, Inc. ("Hasmark"), including the technology for an inkjet plotter (patent pending) developed by Hasmark. In exchange for the assets and technology, Hasmark shareholders received approximately 26% of SGS's shares, cash payments of $99,000 and SGS agreed to pay Hasmark a sum of $240,000 over a two year period ending in September, 2002. SGS also assumed certain liabilities that approximated $153,000. Hasmark is also due to receive a 4% royalty on any plotters sold by SGS contingent on a patent being granted on the plotter. $610,000 of the purchase price was allocated to the plotter technology.

As of December 31, 2001, the Company has paid all of the assumed liabilities and owes $173,000 on the note payable to Hasmark Inc.

                                            PART I

FORWARD-LOOKING STATEMENTS

         This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations'" under the heading "Certain Factors" below and elsewhere in this report on Form 10-K. The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1. As used in this annual report on Form 10-K, unless the context otherwise requires, "we," "us," "our," or "Company," refers to Scanvec Amiable, Inc.

Industry Background

A variety of industries, including the sign making, graphic arts, textile, woodworking and printing industries, can utilize computer technologies in the design and production processes, including input and output devices, graphic design software, optimization software and software which drives the output devices and coordinates the production process. Many manufacturing companies in these industries are small to medium-size businesses, which in the past may not have been able to afford automated production devices. The Company believes that several hundred thousand of these manufacturers exist worldwide. Through 2001, the Company's products have primarily been directed to the sign making industry, although the Company also has introduced products directed to other graphics-intensive industries described below.

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

In addition to the sign maker's traditional vinyl cutting business, new opportunities are emerging in large format printing services market. Both ScanVec and manufacturers of large format printers are aggressively marketing these capabilities to the sign making market. Large format printing enables the sign maker to offer new services to existing clients and to expand into new service areas such as point of purchase displays, exhibition graphics and advertising posters. The Company positioned itself for growth in this segment by including large format printing capabilities in its FlexiFamily and Inspire products.

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

Research and Development

See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development Expenses.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company currently leases approximately 21,454 square feet in Philadelphia, Pennsylvania at a monthly rental of approximately $40,000. The space is utilized for the Company's corporate offices. The lease term expires on December 31, 2002. In addition the Company leases approximately 201 square meters in Tel Aviv, Israel, at a monthly rental of approximately $2,300. The lease expires in September, 2003. This space is utilized primarily for SGS' corporate offices. The Company leases approximately 214 square meters in Zaventem, Belgium, at a monthly rental of approximately $2,250. This lease is for a period of nine years which began in September, 2000. This space is utilized for sales and customer support of the Company's operations in Europe, Africa and the Middle East.

The Company also leases a small amount of office space in San Juan Capistrano, California and Hamburg, Germany. The Company believes that its current facilities are adequate for development and production operations as currently conducted and are adequately covered by insurance. In the event that additional facilities are required, the Company believes that it could obtain such additional facilities without difficulty and at commercially reasonable prices.

ITEM 3.  LEGAL PROCEEDINGS

In February 2002, the Company settled a lawsuit with a shareholder of SGS, a majority-owned subsidiary. The plaintiff is an owner of Hasmark Inc. and acquired shares in SGS in consideration of SGS's purchase of substantially all of the assets of Hasmark in September, 2000. The Company entered into a Settlement and Release Agreement with such shareholder pursuant to which the parties agreed to reschedule $28,000 of the Note Payable to Hasmark (see note 16 of the Consolidated Financial Statements) to be paid evenly over seven months in 2003. The shareholder, as part of the Settlement and Release Agreement sold his SGS Ordinary Shares to the Company, for $50,000, thereby increasing the Company's ownership in SGS from 51.8% to 63.8%.

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual General Meeting of Shareholders on January 30, 2002 in Tel Aviv, Israel. At the meeting, the following persons were elected as directors of the Company: Mr. Benjamin Givli, Dr. Ramon Harel, Mr. Yoav Harel, Mr. Avi Levi, and Mr. Yoav Dopplet. The two independent directors' terms had not expired and did not require a vote. They are Ms. Aliza Rotbard and Mr. Gary Stock.

         The following matters were voted upon at the Annual General Meeting of
Shareholders:

          1. The election of five directors. 4,198,918 Ordinary Shares voted in favor of each nominee for directors and zero Ordinary Shares voted against the election of each nominee and zero Ordinary Shares abstained.

          2. The appointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2001 and for the year ending December 31, 2002. 4,198,918 Ordinary Shares voted in favor, zero Ordinary Shares voted against and zero Ordinary Shares abstained.

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


---------------------------------------------------------------------------
                                                                     QTR
         Quarter Ended                       HIGH         LOW       CLOSE
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        March 31, 2000                      $2.375       $.688      $1.563
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        June 30, 2000                       $1.250       $.875      $1.031
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        September 30, 2000                  $1.500       $.500      $ .500
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        December 31, 2000                   $1.000       $.406      $ .438
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        March 31, 2001                      $ .630       $.310      $ .500
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        June 30, 2001                       $ .630       $.280      $ .630
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        September 30, 2001                  $ .630       $.350      $ .400
---------------------------------------------------------------------------

---------------------------------------------------------------------------
        December 31, 2001                   $ .400       $.400      $ .400
---------------------------------------------------------------------------


Ordinary Shares

         The Company's Ordinary Shares, each having a nominal value of NIS 1.00, were listed on the NASDAQ National Market, under the symbol SVECF, from October 18, 1995 until October 29, 1999. The Ordinary Shares are not listed on any other stock exchange and have not been publicly traded outside the United States.

         As of March 31, 2001, there were approximately 14 record holders of Ordinary Shares, one of which, Cede & Company, is holding 1,733,000 of the 6,770,000 Ordinary Shares outstanding in street names on behalf of an indeterminable number of holders.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations


         Revenues. In 2001, total revenues decreased approximately 5.1% to $16,304,000, from $17,171,000 in 2000. The decrease was the result of a general economic slowdown, particularly in some markets outside of North America. Sales to OEMs, accounted for approximately 37% of revenue, in 2001 and 2000. We anticipate an increase in sales during 2002 due to the introduction of several new products which will provide access to new markets.

Gross Profit. Cost of revenues consist of component costs, logistics costs, wages and benefits and overhead related to the production and assembly of the Company's software products, as well as royalty payments to Israel's Office of the Chief Scientist (the "OCS"), royalty payments to third parties and amortization of capitalized product development costs. Gross profit precentage (i.e., gross profit as a percentage of revenues) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.

The Company's gross profit decreased to $12,679,000 in 2001 from a gross profit of $13,171,000 in 2000. Gross profit as a percentage of revenues increased in 2001 to 77.8% from 76.7% in 2000. This increase in gross margin percentage is due to amortization of capitalized software development costs in the amount of $200,000 for 2000 and $0 for 2001. The reduction in sales volume from 2000 to 2001 is responsible for the decrease in gross margin.

Research and Development Costs. Research and development costs consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Research and development costs are net of the amounts related to (a) grants received from the OCS and (b) certain software development costs capitalized by the Company.

Research and development expenses decreased approximately 9.6% to $3,991,000 in 2001 from $4,414,000 in 2000. In 2001, the Company capitalized $247,000 of new product development costs. No development costs were capitalized in 2000. The Company received no OCS grants in 2001 compared to $78,000 in 2000. Research and development activities were curtailed on a certain projects resulting in additional savings during 2001. As a percentage of sales, research and development expenses decreased to 24.5 % in 2001, compared to approximately 25.7% in 2000.

The Company performs research and development activities in Philadelphia for the signmaking and printing products. The Garment software products are developed in Tel Aviv.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

In 2001, selling and marketing expenses increased by 6.4% to $4,856,000 from $4,566,000 in 2000. As a percentage of sales, selling expenses increased to 29.8% in 2001, compared to approximately 26.6% in 2000. The increase is attributable to an expansion of the marketing staff in Philadelphia and an increase in advertising expenditures during 2001. The Company continues to maintain sales personnel in Europe to support the European market.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses increased approximately 1.5% to $3,523,000 in 2001, from $3,470,000 in 2000. As a percentage of sales, general and administrative expenses represent approximately 21.6% of sales in 2001, compared to 20.2% of sales in 2000. Management expects a reduction in this category of expenses in 2002 as a result of the reduction of its operations in Israel, Germany and China, and certain other cost containment measures.

Other Income (Expense). Other income (expense) consists of interest on short-term deposits and income from exchange rate fluctuations, less interest on short-term debt and expenses from exchange rate fluctuations. Other income was $17,000 in 2001 compared to other expense of $3,000 in 2000. Interest contributed a net expense of $40,000 in 2001 compared to a net income of $32,000 in 2000. Exchange rate fluctuations contributed a net benefit of $57,000 in 2001 compared to a net expense of $35,000 in 2000.

Income taxes. The Company realized tax benefits of $413,000 in 2001 and had no tax expense in 2000. The tax benefits resulted from the recognition of $425,000 in deferred tax assets less $12,000 in tax expense. The asset is the value of expected future tax deductions to be realized.

Net Income. As a result of the foregoing, net income for 2001 was $739,000 compared to $718,000, in 2000. The net differences between 2001 and 2000 are:
$492,000 reduction in gross profit offset by $80,000 reduction in operating expenses, a $20,000 increase in other income and a $413,000 tax benefit.

Liquidity and Sources of Capital

At December 31, 2001, the Company had $1,749,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through cash provided by operations which totaled $895,000 during 2001. Investing activities used $384,000 of cash primarily for the purchase of computers and other office equipment and the capitalization of computer software costs. Financing activities used $257,000 of cash for payments of obligations under capital leases and notes payable. Total cash and cash equivalents increased during 2001 by $239,000.

The ratio of current assets to current liabilities was 1.35 at the end of 2001 compared with 1.30 at the end of 2000. Current assets have decreased to $5,071,000 at the end of 2001 from $5,243,000 at the end of 2000 with the decrease due to trade accounts receivable and prepaid expenses.

The Company has $194,000 in long-term capital lease obligations. It is anticipated that these debts will be adequately funded from operating cash flows as the Company currently has no available credit facility. The Company intends to generate adequate positive cash flow from operations in order to meet all of its commitments and to pursue the establishment of a line of credit.

Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Environmental Matters

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience ad on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are the most critical and could impact our results of operations.

Revenue Recognition -- The Company recognizes revenue from software sales in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. This pronouncement requires among other things, that the Company make judgments regarding when persuasive evidence of an agreement exists, when delivery of the products has occurred, when no significant obligations with regard to implementation remain, and when the fee is fixed or determinable and collectibility is probable. Management reviews the contractual terms of its agreements as well as the substance of the individual transactions in making these judgments.

Deferred Taxes -- The Company maintains a valuation allowance with regard to its deferred tax assets due to its history of losses and the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements set forth below under Item 7.

Statements that are not historical facts, including statements about the Company's confidence, strategies, expectations about new or existing products, technologies, opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks.

Item 7.  Financial Statements


                      Scanvec Amiable Ltd. and Subsidiaries

                        Consolidated Financial Statements

                 For the years ended December 31, 2001 and 2000



                                    Contents


Report of Independent Auditors................................................17

Audited Consolidated Financial Statements

Consolidated Balance Sheets...................................................18
Consolidated Statements of Operations.........................................19
Consolidated Statements of Shareholders' Equity...............................20
Consolidated Statements of Cash Flows.........................................21
Notes to the Consolidated Financial Statements................................23

                         Report of Independent Auditors

To the Shareholders and Board of Directors
Scanvec Amiable Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Scanvec Amiable Ltd. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scanvec Amiable Ltd. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP


Philadelphia, PA
March 8, 2002

                      Scanvec Amiable Ltd. and Subsidiaries

                           Consolidated Balance Sheets

            (Amounts in thousands except share and per share amounts)

                                                                                  December 31
                                                                            2000              2001
                                                                      -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                $ 1,510        $   1,749
   Accounts receivables, net of allowance for doubtful
     accounts of $753 and $455 in 2000 and 2001,
     respectively                                                             2,882            2,672
   Other current assets                                                         510              283
   Inventories                                                                  341              367
                                                                      -------------------------------------
Total current assets                                                          5,243            5,071

Property and equipment, net                                                     949              724
Deferred tax asset, net                                                           -              425
Other assets                                                                    610              808
                                                                      -------------------------------------
Total assets                                                                $ 6,802        $   7,028
                                                                      =====================================

Liabilities and shareholders' equity
   Current liabilities:
   Accounts payable                                                         $ 1,331        $     911
   Accrued expenses                                                           1,279            1,325
   Other current liabilities                                                  1,340            1,370
   Current maturities of capital lease obligations                               88              154
                                                                      -------------------------------------
Total current liabilities                                                     4,038            3,760

Long-term note payable                                                          130                -
Capital lease obligations, net of current maturities                            173              194
Other long-term liabilities, net                                                329              218
                                                                      -------------------------------------
                                                                                632              412
Shareholders' equity:
   Share capital:
   Ordinary shares of NIS 1 par value:
   Authorized: 10,000,000 shares; issued and outstanding:
     6,770,000 shares                                                         1,523            1,523
   Additional paid-in capital                                                 8,531            8,531
   Accumulated other comprehensive income                                        15                -
   Accumulated deficit                                                       (7,937)          (7,198)
                                                                      -------------------------------------
Total shareholders' equity                                                    2,132            2,856
                                                                      -------------------------------------
Total liabilities and shareholders' equity                                  $ 6,802        $   7,028
                                                                      =====================================


See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                      Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                              Year ended December 31
                                                                              2000             2001
                                                                        -----------------------------------
Revenues:
   Software licenses and other                                            $      13,567    $      11,702
   Royalties                                                                      3,604            4,602
                                                                        -----------------------------------
Total revenues                                                                   17,171           16,304

Cost of revenues                                                                  4,000            3,625
                                                                        -----------------------------------
Gross profit                                                                     13,171           12,679
                                                                        -----------------------------------

Operating costs and expenses:
   Research and development costs                                                 4,414            3,991
   Selling and marketing expenses                                                 4,566            4,856
   General and administrative expenses                                            3,470            3,523
                                                                        -----------------------------------
Total operating expenses                                                          8,036            8,379
                                                                        -----------------------------------
Income from operations                                                              721              309

Other (expense) income:
   Interest income                                                                   60               15
   Interest expense                                                                 (28)             (55)
   Foreign currency (loss) gain                                                     (35)              57
                                                                        -----------------------------------
Total other (expense) income                                                         (3)              17
                                                                        -----------------------------------

Income before benefit for income taxes                                              718              326

Benefit for income taxes                                                              -              413
                                                                        -----------------------------------
Net income                                                                $         718    $         739
                                                                        ===================================

Net income per share--basic                                               $        0.11    $        0.11
                                                                        ===================================
Weighted average shares outstanding--basic                                    6,770,000        6,770,000
                                                                        ===================================

Net income per share--diluted                                             $        0.10    $        0.11
                                                                        ===================================
Weighted average shares outstanding--diluted                                  7,467,085        6,770,000
                                                                        ===================================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                             (Amounts in thousands)

                                                                                Accumulated
                                                                 Additional         Other                         Total
                                                       Share      Paid-in       Comprehensive   Accumulated    Shareholders'
                                                      Capital     Capital          Income         Deficit         Equity
                                                      ----------------------------------------------------------------------
Balance as of December 31, 1999                       $1,523      $8,397          $  68           $(8,655)        $1,333
Unrealized gain from the issuance of shares in a
   subsidiary                                                        134                                             134
Comprehensive income:
   Net income                                              -           -              -               718            718
   Foreign currency translation adjustments, net           -           -            (53)                -            (53)
                                                                                                                  ----------
   Comprehensive income--total                                                                                       665
                                                      ----------------------------------------------------------------------
Balance as of December 31, 2000                        1,523       8,531             15            (7,937)         2,132
Comprehensive income:
   Net income                                              -           -              -               739            739
   Foreign currency translation adjustments, net           -           -            (15)                -            (15)
                                                                                                                  ----------
   Comprehensive income--total                                                                                       724
                                                      ----------------------------------------------------------------------
Balance as of December 31, 2001                       $1,523      $8,531          $   -           $(7,198)        $2,856
                                                      ======================================================================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                              Year ended December 31
                                                                              2000             2001
                                                                        -----------------------------------
Cash flows from operating activities:
  Net income                                                               $     718          $   739
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                             723              525
       Deferred income taxes                                                       -             (425)
       Impairment of property and equipment                                       40              105
       Loss (gain) on sale of property and equipment                              16               (5)
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivables                            (506)             210
         (Increase) decrease in other current assets                             (58)             227
         Decrease (increase) in inventories                                      138              (26)
         Increase (decrease) in accounts payable                                 545             (420)
         (Decrease) increase in accrued expenses                              (1,087)              46
         (Decrease) increase in other current liabilities                       (138)              30
         Decrease in other long-term liabilities                                (141)            (111)
                                                                        -----------------------------------
Net cash provided by operating activities                                        250              895
                                                                        -----------------------------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                    60               30
  Purchase of property and equipment                                            (337)            (156)
  Capitalization of software costs                                                 -             (247)
  Cost of patent application-plotters                                              -              (11)
  Payment for acquisition of assets of Hasmark                                   (99)               -
                                                                        -----------------------------------
Net cash used in investing activities                                      $    (376)         $  (384)
                                                                        ===================================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                             (Amounts in thousands)

                                                                              Year ended December 31
                                                                              2000             2001
                                                                        -----------------------------------
Cash flows from financing activities:
  Repayment of capital lease obligations                                      $    (84)        $   (127)
  Principal payments on notes payable                                                -             (130)
                                                                        -----------------------------------
Net cash used in financing activities                                              (84)            (257)

Effect of exchange rate on cash and cash equivalents                               (53)             (15)
(Decrease) increase in cash and cash equivalents                                  (263)             239
Cash and cash equivalents at the beginning of the year                           1,773            1,510
                                                                        -----------------------------------
Cash and cash equivalents at the end of the year                              $  1,510         $  1,749
                                                                        ===================================

Supplementary disclosure of cash flows activities:
  Cash paid during the year for interest                                      $     21         $     40
                                                                        ===================================

Supplementary schedule of non-cash and financing activities:
     Acquisition of equipment through the issuance of capital
       lease obligations                                                      $    254         $    214
                                                                        ===================================
     Acquisition of assets of Hasmark through the assumption of
       liabilities and the issuance of notes payable                          $    393         $      -
                                                                        ===================================


See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                   Notes to Consolidated Financial Statements

            (Amounts in thousands except share and per share amounts)

                     Years ended December 31, 2001 and 2000


1. Description of Business

Scanvec Amiable Ltd. and subsidiaries (the "Company" or "Scanvec Ltd.") is an Israeli corporation. The Company designs, manufactures, markets, and supports a family of high performance software products for the sign making, graphic arts industries, and for the textile industry. The principal markets of the Company and its subsidiaries are in North America, Europe, and the Far East.

The Company sells its products primarily to the computer-aided sign industry through a network of distributors, and also receives fees for the modification of its existing software.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries, Scanvec Amiable Inc.; Scanvec Inc.; Scanvec Germany GmbH; Scanvec Amiable Europe S.A.; and its 51.8% interest in Scanvec Garment Systems Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. During 2000 and 2001, the Company consolidated 100% of the losses of Scanvec Garment Systems Ltd. because it believes it is ultimately responsible to resolve the entity's net liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


2. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The financial statements of the Company's Belgian and German subsidiaries are prepared in their functional currencies, which are the local currencies. Assets and liabilities, except intercompany transactions, are translated at period-end exchange rates. Shareholders' equity and intercompany transactions, which are considered long-term investments, are translated at rates in effect when the underlying transactions were originally recorded. Income and expense accounts are translated at weighted average exchange rates prevailing during the period. Translation adjustments are accumulated in a separate component of equity, which was deminimus at December 31, 2001. Gains and losses resulting from foreign currency transactions are included in the results from operations as incurred.

Cash Equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

Inventory

Inventory is composed of raw materials and finished goods and is stated at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Inventory allowances are provided to cover risks arising from slow-moving items or technological obsolescence.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:


        Computers and peripheral equipment            3 to 5 years
        Motor vehicles                                7 years
        Office furniture and equipment                7 to 15 years
        Leasehold improvements                        Over the term of the lease

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

Other Assets

Other assets are stated at amortized cost. Amortization is calculated using the straight-line method over the following estimated useful lives:

        Patent                                                      10 years
        Acquired technology                                          5 years

Capitalized Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During the year ended December 31, 2001, $247 was capitalized as software development costs in connection with a new product.

Amortization of software development costs will be calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release to customers, which is anticipated in 2002.

Impairment of Long-Lived and Intangible Assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the estimated undiscounted future cash flows are less than the carrying amounts of the assets, an impairment exists and an impairment loss would be calculated and recorded. An impairment loss is calculated based on the excess of the carrying amount over the asset's fair value. Fair value is determined based on current market value or discounted future cash flows.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)



2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived and Intangible Assets (continued)

In 2000 and 2001, the Company estimated the future cash flows expected to result from the use of its property and equipment. Due to the fact that the future cash flows were less than the carrying amount of these assets, the Company recognized an impairment loss, in the amounts of $40 and $105 as of December 31, 2000 and 2001, respectively.

Accounting for Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25) and Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44) in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant compensation is recognized. The pro forma information required by SFAS No. 123, Accounting for Stock-Based Compensation is provided in
Note 11.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) as amended in June 2000, which summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have a significant effect on the Company's consolidated results of operations or financial position.

The Company derives its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers, both of whom are considered end users. The Company and its subsidiaries are also entitled to royalties from Original Equipment Manufacturers (OEM) upon the sub-licensing to end-users.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company accounts for software sales in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended. Revenues from licensing software products that do not require significant production, modification or customization is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable.

Revenues from the sale of software products that require customization are recognized as nonrecurring engineering service fees as customization is completed, delivery has occurred, and all other criteria of SOP 97-2 are met. The production, modification, or customization process is relatively short.

Royalties due from sub-licensing of the Company's software are recognized when the related sales are performed. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees.

The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company's provision for returns is provided in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists based on the Company's past experience.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash equivalents, accounts receivables, and other current assets. The Company places its excess available funds in dollar and dollar-linked instruments with major banks in Israel and the U.S. and by policy, seeks to ensure both liquidity and security in principal. The policy also limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms, geographic origin, and concentrations by type and issuer.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


2. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk (continued)

The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. The Company has historically not experienced significant losses related to individual customers or groups of customers.

The Company had revenues amounting to 28% of total revenues from two OEM's during the year ended December 31, 2000. At December 31, 2000, 28% of the Company's total accounts receivable were due from these OEM's. The Company had revenues amounting to 32% of total revenues from two OEM's during the year ended December 31, 2001. At December 31, 2001, 37% of the Company's total accounts receivable were due from these OEM's.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Income Taxes

The Company accounts for income taxes under the liability method and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)



2. Summary of Significant Accounting Policies (continued)

Royalty-Bearing Grants

Royalty-bearing grants from the Government of Israel are recognized at the time the Company is entitled to such grants, on the basis of the related costs incurred. The Company receives the grants in order to subsidize both its research and development and marketing efforts. The Company records the grants received as either a reduction of research and development expenses or as a reduction of selling and marketing expenses, depending on the nature of the grant.

Earnings per Share

Earnings per share (EPS) are computed in accordance with Financial Accounting Standard No. 128, Earnings per Share (FAS 128). FAS 128 requires computing and disclosing both basic and diluted EPS. Basic EPS is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company's share option plan.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2000 and 2001 were approximately $716 and $845, respectively.

Fair Value of Financial Instruments

The Company used the following methods and assumptions in preparing its fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, reported in the consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The long-term note payable and capital lease obligations reported in the consolidated balance sheets approximate their fair values due to the fact that their interest rates approximate market rates of interest.

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse and deliver inventory to customers. These costs were $606 and $656 for the years ended December 31, 2000 and 2001, respectively, and are included in costs of revenues.

3. Other Current Assets

Other current assets consists of the following:

                                                          December 31
                                                       2000         2001
                                                       -----------------

Employee receivables                                   $ 52         $  8
Prepaid expenses                                        320          233
Other                                                   138           42
                                                       -----------------
                                                       $510         $283
                                                       =================

4. Inventory

Inventory consists of the following:

                                                          December 31
                                                       2000         2001
                                                       -----------------

Raw materials and supplies                             $341         $310
Finished goods                                            -           57
                                                       -----------------
                                                       $341         $367
                                                       =================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


4. Inventory (continued)

The Company provided allowances of $40 and $86 for obsolete inventory at December 31, 2000 and 2001, respectively.

5. Property and Equipment

Property and equipment consists of the following:

                                                           December 31
                                                        2000          2001
                                                       ---------------------

Computers and peripheral equipment                     $ 2,983       $ 2,132
Office furniture and equipment                           1,629           619
Leasehold improvements                                     549           101
Motor vehicles                                             158           108
                                                       ---------------------
                                                         5,319         2,960
Accumulated depreciation                                (4,370)       (2,236)
                                                       ---------------------
Property and equipment, net                            $   949       $   724
                                                       =====================

Depreciation expense charged to operations was $513 and $570 for the years ended December 31, 2000 and 2001, respectively. Depreciation expense during the year ended December 31, 2001 includes a $105 impairment loss recorded on various leasehold improvements.

Property and equipment includes equipment under capital leases, which are primarily computers (see Note 10), for which the net book value was $69 and $143 at December 31, 2000 and 2001, respectively.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


6. Other Assets

Other assets consists of the following:

                                                           December 31
                                                        2000         2001
                                                      ---------------------

Capitalized software costs                            $ 1,426      $  1,673
Patent                                                      -            11
Acquired technology                                       610           610
Software rights                                           455           455
                                                      ---------------------
                                                        2,491         2,749
Accumulated amortization                               (1,881)       (1,941)
                                                      ---------------------
Other assets, net                                     $   610      $    808
                                                      =====================

Amortization expense was $210 and $60 for the years ended December 31, 2000 and 2001, respectively.

7. Accrued Expenses

Accrued expenses consists of the following:

                                                           December 31
                                                      2000             2001
                                                --------------------------------

Accrued royalties                                     $  934           $  781
Other accrued expenses                                   291              518
Accrued legal                                             54               26
                                                --------------------------------
                                                      $1,279           $1,325
                                                ================================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


8. Other Current Liabilities

Other current liabilities consists of the following:

                                                          December 31
                                                        2000        2001
                                                       -------------------------
Payroll accruals                                       $  703      $  582
Government authorities                                    539         615
Other                                                      98         173
                                                       -------------------------
                                                       $1,340      $1,370
                                                       =========================

9. Related-Party Transactions

The Company paid salaries and related benefits of $332 and $355 during the years ended December 31, 2000 and 2001, respectively, to shareholders and their relatives, who are employed by the Company and its subsidiaries.

10. Commitments and Contingencies

The Company leases certain office space under non-cancelable operating leases. In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at December 31, 2001:

                                                            Capital    Operating
                                                            Leases      Leases
                                                             -------------------
2002                                                         $199        $539
2003                                                          145          27
2004                                                           65          27
2005                                                           13          27
2006                                                            -          27
Thereafter                                                      -          74
                                                             -------------------
Total minimum lease payments                                  422        $721
                                                                         =======
Less amount representing interest                              74
                                                             ----
Present value of net minimum lease payments                  $348
                                                             ====

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


10. Commitments and Contingencies (continued)

Rent expense included in the statement of operations was $602 and $682 in 2000 and 2001, respectively.

The Company entered into various agreements with the Chief Scientist of the Government of Israel. The Company has an obligation to pay royalties at the rates of 3%-5% of the sales of products developed in the framework of the funded research and development projects. The aggregate royalties payable are 100%-150% of the grant received, linked to the exchange rate of the U.S. dollar. As of December 31, 2001, the Company and its subsidiary have a contingent obligation to pay royalties in the amount of $2,576 on sales derived from successful research and development projects. The Company is obligated to repay the Government for the grants received only to the extent that there are sales of the funded product. Royalties paid or accrued amounted to $124 and $71 in 2000 and 2001, respectively.

The Company is required to pay royalties to the Fund for the Encouragement of Marketing Activity at the rate of 3% with respect to increase in export sales of products for which the Company received participation for its marketing activities. As of December 31, 2001, the Company has a contingent obligation to pay royalties in the amount of $902. The Company is obligated to repay the Government for the grants received only to the extent that there is an increase in export sales of the products funded.

In the ordinary course of its business, the Company becomes involved in lawsuits and administrative proceedings. In some of these proceedings, plaintiffs may seek to recover large and unspecified amounts and the matters may remain unsolved for several months. On the basis of information furnished by legal counsel, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

11. Share Capital

The Company's Ordinary shares, which have a nominal value of NIS 1.00, are traded on the Over The Counter Bulletin Board market in the United States. The Ordinary shares entitle their holders to vote and participate in meetings, as well as the right to a pro rata share in the Company's profits and a right to a pro rata share in the excess of assets over liabilities of the Company in the event of liquidation.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


11. Share Capital (continued)

In 1994, 1997, 1998 and 1999, the Board of Directors of the Company adopted Share Option Plans pursuant to which 300,000, 150,000, 300,000 and 350,000 Ordinary shares, respectively, were reserved for issuance upon the exercise of options to be granted to employees of the Company. In October 2000, the Company established another Share Option Plan, which ratified the 1999 plan.

The exercise price of these options may not be less than 100% of the market price of the Company's shares on the date of grant. Any options, which are cancelled or forfeited before expiration, become available for future grants. The options expire 10 years after the date of grant.

Following are the details of such plans:

                                                                   Options Outstanding
                                                      ---------------------------------------------
                                                                                           Weighted
                                                                                           Average
                                    Available           Number           Exercise          Exercise
                                    for Grant         of Options          Price             Price
                                    ---------         ----------       -----------         ---------
   Balance as of
     December 31, 1999               109,900           962,100         $1.20-$6.67           $2.34
   Options granted                  (100,000)          100,000             1.00               1.00
   Options forfeited                 496,000          (496,000)         1.20-3.50
                                    --------          --------         -----------           -----
   Balance as of
     December 31, 2000               505,900           566,100          1.00-6.67             2.19
   Options forfeited                  64,000           (64,000)         1.38-3.00             1.81
                                    --------          --------         -----------           -----
   Balance as of
     December 31, 2001               569,900           502,100         $1.00-$6.67           $2.28
                                    ========          ========         ===========           =====

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


11. Share Capital (continued)

The options outstanding as of December 31, 2001, have been separated into ranges of exercise price, as follows:

                             Option           Weighted                                        Weighted
                           Outstanding        Average        Weighted                         Average
                             as of           Remaining       Average                       Exercise Price
           Exercise       December 31,      Contractual      Exercise        Options         of Options
             Price            2001          Life (Years)      Price        Exercisable      Exercisable
         --------------  ----------------  --------------- -------------  ---------------  ---------------
             $6.67             30,000            1.0           $6.67            30,000           $6.67
              3.63             20,000            1.5            3.63            20,000            3.63
              3.00             40,500            1.0            3.00            40,500            3.00
              2.75             37,600            1.0            2.75            37,600            2.75
              2.63             30,000            2.0            2.63            30,000            2.63
              2.50            100,000            2.0            2.50           100,000            2.50
              1.38            144,000            3.0            1.38            96,000            1.38
              1.00            100,000            4.0            1.00           100,000            1.00
                         ----------------  --------------- -------------  ---------------  ---------------
                              502,100            2.5           $2.28           454,100           $2.20
                         ================  =============== =============  ===============  ===============

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.765, and weighted-average expected life of the option of five years. There were no stock options granted during the year ended December 31, 2001.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


11. Share Capital (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the value of its employee share options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma information is as follows:

                                                                    December 31
                                                                  2000      2001
                                                                 ---------------
            Net income as reported                               $ 718     $ 739
                                                                 ===============
            Pro forma net income                                 $ 605     $ 716
                                                                 ===============

            Pro forma net income per share--basic                $0.09     $0.11
                                                                 ===============
            Pro forma net income per share--diluted              $0.08     $0.11
                                                                 ===============

12. Retirement Plans

Scanvec Amiable Inc., a wholly owned subsidiary, has a defined contribution retirement plan (401(k) Plan) for the benefit of eligible employees. The plan provides for matching contributions by Scanvec Amiable Inc. up to a maximum of 30% of 6% of the employee's compensation. Retirement plan expenses for the years ended December 31, 2000 and 2001 were $39 and $41, respectively.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


13. Income Taxes

Income tax expense consists of a deferred income tax benefit of $425 offset by current foreign and domestic tax expense of $12.

A reconciliation of the income tax benefit assuming all income is taxed at the statutory rates and the actual benefit from income taxes is as follows:

                                                                     Year ended December 31
                                                                     2000              2001
                                                               -----------------------------------
Tax expense computed at the
  statutory rate of 36% and 34%, respectively                         $ 258            $  111
Nondeductible expenses, net                                             100                 -
Decrease in valuation allowance                                        (150)             (524)
Effect of adjustment of the results for tax
  purposes to the Consumer Price Index and others                      (208)                -
                                                               -----------------------------------
Actual benefit from income taxes                                    $     -            $ (413)
                                                               ===================================

Income before benefit for income taxes consisted of the following:

                                                                  Year ended December 31
                                                                   2000             2001
                                                             ----------------------------------
Domestic                                                           $1,489          $ 1,650
Foreign                                                              (771)          (1,324)
                                                             ----------------------------------
                                                                  $   718         $    326
                                                             ==================================


Deferred income tax balances consist of the following:

                                                                       December 31
                                                                   2000             2001
                                                             ----------------------------------
Net operating loss carryforward                                    $ 3,906           $ 5,274
Reserves and allowances                                                550               314
                                                             ----------------------------------
Gross deferred tax assets                                            4,456             5,588
Accumulated amortization                                              (141)             (105)
                                                             ----------------------------------
Net deferred tax assets before valuation allowance                   4,315             5,483
Valuation allowance                                                 (4,315)           (5,058)
                                                             ----------------------------------
Net deferred tax assets                                         $        -          $    425
                                                             ==================================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


13. Income Taxes (continued)

Due to a history of losses, the Company and its subsidiaries have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred taxes related to these items will not be realized.

As of December 31, 2001, Scanvec Amiable Inc. and Scanvec Inc. had available tax loss carryforwards of $4,454 expiring in various years between 2015 and 2020. As of December 31, 2001, Scanvec Ltd. and S.G.S. have available carryforward tax losses of $10,267 and $560, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

14. Segments, Customer and Geographic Information

The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company. This data is presented in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, which the Company has adopted for all periods presented.

The following presents total revenues and long-lived assets for the years ended December 31:

                                                    2000                       2001
                                        --------------------------------------------------------
                                                           Long-                      Long-
                                             Total         Lived         Total        Lived
                                           Revenues        Assets      Revenues      Assets
                                        --------------------------------------------------------
   North America                            $12,332         $  509       $11,980       $1,199
   Asia                                       4,241          1,031         2,081          715
   Europe                                       598             19         2,243           43
                                        --------------------------------------------------------
                                            $17,171         $1,559       $16,304       $1,957
                                        ========================================================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)


14. Segments, Customer and Geographic Information (continued)

Revenues classified by geographical destinations of the end customers:

                                                                   Year ended December 31
                                                                    2000            2001
                                                               --------------------------------
  Israel                                                           $     494       $    560
  U.S.A.                                                               5,746          5,423
  Far East                                                             6,235          5,386
  North America (excluding U.S.A.)                                       775          1,006
  Europe                                                               3,214          3,365
  Others                                                                 707            564
                                                               --------------------------------
                                                                     $17,171        $16,304
                                                               ================================


15. Acquisitions

In September 2000, S.G.S. acquired certain assets and assumed certain liabilities of Hasmark Inc. (Hasmark). Hasmark is engaged in manufacturing the OptiJet, a multi-noggle inkjet plotter. Total consideration of $626 consisted of $99 in cash, 717 shares of SGS valued at $187 per share, a note payable of $240 and the assumption of certain liabilities that approximated $153. In addition, Hasmark will be entitled to receive 4% of the total sales of this plotter. The liabilities assumed include a note payable to Hasmark shareholders totaling $130 to be paid $7.5 each month. The purchase price was determined based on the fair market value of the shares of SGS.

16. Subsequent Event

In February 2002, the Company settled a lawsuit with a shareholder of Scanvec Garment Systems Ltd., a subsidiary. The Settlement and Release Agreement delayed payment of $28 of the Note Payable to Hasmark from 2002 to 2003. The shareholder, as part of the Settlement and Release Agreement sold his Scanvec Garment Systems Ltd. Ordinary Shares to the Company for $50, thereby increasing the Company's ownership in Scanvec Garment Systems Ltd. from 51.8% to 63.8%.

Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                 None.

Item 9. Directors, Executive Officers and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Nominee                      Age                            Principal Occupation
-------                      ---                            --------------------

Benjamin Givli               81      Mr. Givli has served as the Chairman of the Company since
                                     June 1998. Mr. Givli is currently serving as Chairman of OpusDent
                                     Ltd. (a subsidiary of Lumenis Ltd.). Mr. Givli was chairman of the board of directors of Laser Industries Ltd. from December 1989 until
                                     February 1998. He was Chief Executive Officer of Laser Industries
                                     Ltd. from September 1992 through March 1994 and from March 1995 to
                                     February 1998. From 1987 to 1989, Mr. Givli was the chairman of
                                     Israel Electric Corporation. From 1970 to 1987, he was Chairman of
                                     Koor Foods Ltd. and a member of the management of Koor Industries
                                     Ltd. From 1987 to February 1995, he was a director of Haifa
                                     Chemicals Ltd.

Dr. Ramon Harel              72      Dr. Harel currently serves as the CEO of the Company and has been a director of the Company since its inception in 1990
                                     and served as the Chairman of the Company from 1990 through the middle of 1998. He also served as President of the Company from March,
                                     2000 to February 2002. He served as Chief Executive Officer from 1995 to
                                     1997 and as Chief Financial Officer from inception to 1995. Dr.
                                     Harel was the Director General of Israel's Transport Ministry from
                                     1969 to 1972 and served as Executive Vice President of the Israel
                                     Discount Bank from 1972 to 1975. From 1978 to 1983, Dr. Harel was the Director General of the Israel Airports Authority. Dr. Harel
                                     holds a Ph.D. in Economics from Harvard University.

Yoav Harel                   35      Mr. Harel has been a director of the Company since December 1998.
                                     Since June 1999, Mr. Harel has been serving as the CEO of Info Gate
                                     Online Ltd. Mr. Harel served as President of ScanVec from August
                                     1997 through the end of 1998. From October 1995 to August 1997, Mr.
                                     Harel served as the Vice President, Sales and Marketing of ScanVec
                                     Co. (1990) Ltd. From 1991 to 1995, Mr. Harel held several positions in the Company, including Operations Manager, and Marketing and
                                     Sales Manager. Mr. Harel holds a B.A. degree in Computer Science and
                                     Business Management at the Open University.

Avi Levy                     47      Mr. Levy has been a director of the Company since 1999.
                                     Mr. Levy has been Chief Financial Officer of the Ofer Brothers Group since 1982. He currently serves, in representation of the Ofer
                                     Brothers Group, on the Boards of Directors of several companies, including Israel Corporation Ltd. and Zim Israel Navigation Co. Ltd.
                                     Mr. Levy also serves as an active member in the Israeli Forum of
                                     Financial Officers (CFO, Forum of Chief Financial Officers) where he is the Chairman of the Committee for National Taxation Policy. Mr.
                                     Levy holds a B.A. in Economics from Haifa University and has completed his MBA studies at the Israeli extension of the Bradford
                                     University. He is a certified public accountant in Israel.


Yoav Doppelt                 33      Mr. Doppelt has been a director of the Company since the
                                     second quarter of 2000. Mr. Doppelt currently serves as the Vice
                                     President of business development of the technological division of the Ofer Brothers Group. Since 1996, Mr. Doppelt has held various positions in the Ofer Brothers Group such as Investment Manager and assistant to the CFO. Mr. Doppelt serves as a Director in several enterprises such as Tower Semiconductor, IMI and Israel Chemicals
                                     R&D institution. Mr. Doppelt holds a B.Sc. in industrial management from the Technion Institute of Technology and a MBA from Haifa
                                     University.

Garry Stock                  58      Mr. Stock has been an independent director of the Company
                                     since July 1996. Since 1986, he has been a business consultant and is the principal of Garry Stock Ltd. From 1978 to 1986, Mr. Stock served as the Chief Executive Officer of McIlwraith Davey Industries
                                     Ltd., a listed public company in Australia. Mr. Stock previously worked as a consultant at McKinsie & Co. Mr. Stock holds a B.A. in
                                     Economics from Monash University and an MBA from Melbourne
                                     University.

Aliza Rotbard               54       Ms. Rotbard has been an independent director of the Company since August 1998. Ms. Rotbard is the founder of DOORS Information
                                     Systems, Inc. and has been its Chief Executive Officer since its formation in the US in 1990. From 1985 to 1989, she was President
                                     and Chief Executive Officer of Quality Computers Ltd. From 1980 to
                                     1985, Ms. Rotbard served as Deputy General Manager, Computer
                                     Department and Operations, of the Tel-Aviv Stock Exchange. Ms.
                                     Rotbard holds a BSc. in mathematics and physics from Hebrew
                                     University, Jerusalem.

David Daffner               47       Mr. Daffner currently serves as the President of the Company. Mr. Daffner joined the Company in February, 2002. He was Vice President at New Hermes, Inc.
                                     since 1990. Mr. Daffner holds a BA in social science from Boston University, an MS in social science from Michigan State University and a MBA with a
                                     Financial Concentration from Loyola University of Chicago.

Gerald J. Kochanski         48       Mr. Kochanski currently serves as the CFO and Vice President of Operations of the Company. He has been the Vice President of
                                     Operations of the Company since January 1, 1999. He was the Chief
                                     Financial Officer of Marketing Technologies, Inc. from 1991 to 1998.
                                     From 1988 to 1991, Mr. Kochanski was the U.S. Corporate Controller
                                     of Gist-brocades Food Ingredients Inc. He is a Certified Public
                                     Accountant and holds a MBA with a Finance concentration and a B.S.
                                     in Accounting from LaSalle University in Philadelphia.

Ran Machtinger              56       Mr. Machtinger has served as General Manager of SGS since
                                     January 1999. He served as Vice President for Sales and Marketing of
                                     SGS since its incorporation in 1995 until January 1999.




Dr. Ramon Harel and Mr. Yoav Harel are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

During the last fiscal year, none of the directors, officers or beneficial owners of more than 10 percent of the Company's Ordinary Shares filed reports required by Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

------------------------------------------------------------------------------------------------------------------------------------
               SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                              Annual Compensation                         Awards                   Payouts
------------------------------------------------------------------------------------------------------------------------------------
            (a)                  (b)           ( c )          (d)            (e)            (f)          (g)         (h)       (I)
------------------------------------------------------------------------------------------------------------------------------------
          Name and                                                          Other       Stock       Securities      LTIP       All
------------------------------------------------------------------------------------------------------------------------------------
          Position               Year         Salary         Bonus       Compensation   Awards      Option/SAR     Payouts    Other
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Mr. Benjamin Givli               2001        $ 24,500      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
Chairman                         2000        $123,855      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999
                                             $122,860
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Dr. Ramon Harel                  2001        $150,000      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
President/CEO                    2000        $118,384      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999        $      0
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Mr. Yacha Sutton                 2001        $      0      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
President/CEO                    2000        $ 19,200      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999        $171,190
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Mr. Efi Lebel                    2001        $      0      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
President/CEO                    2000        $180,400      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999        $ 49,630
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Mr. Jim Chang                    2001        $      0      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
President                        2000        $143,544      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999        $ 85,225
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Mr. Yuan Chang                   2001        $130,000      $     0           $    -
--------------------------------------------------------------------------------------------------------------------------------
Vice President                   2000        $114,423      $30,000           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999        $103,846
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Mr. Yu-Chung Chu                 2001        $      0      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
Vice President                   2000        $      0      $     -           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999        $ 93,889
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Mr. Gerald Kochanski             2001        $112,115      $                 $    -
--------------------------------------------------------------------------------------------------------------------------------
Vice President/CFO               2000        $107,308      $20,000           $    -
--------------------------------------------------------------------------------------------------------------------------------
                                 1999        $ 96,654
--------------------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management


The following table sets forth, as of March 31, 2002, the number of Ordinary Shares beneficially owned by (a) all shareholders known to the Company to own more than 5.0% of the Company's Ordinary Shares, (b) each director and executive officer of the company, and (c) all directors and executive officers of the Company as a group.




Name and Address               Number of Shares Owned     Percent of Shares (%)
----------------               ----------------------     ---------------------


Jim Chang                                 1,171,000                  17.3%
12 Runningbrook
Irvine, California
92620

Dr. Ramon Harel                           1,102,000                  14.8%
1530 Locust Street
Philadelphia, Pennsylvania
19102(2)

Yuan Chang                                  585,500                   8.6%
824 Hunt Rd.
Newton Square, Pennsylvania
19073

Yu-Chung Chu                                585,500                   8.6%
11526 Seneca Woods Ct.
Great Falls, Virginia
22066

Yozma Venture Capital Ltd.                1,182,856                  17.5%
2 Hanamal Street
Haifa, Israel(1)

Benjamin Givli                              201,623                   2.5%
c/o Scanvec Amiable
Atidim Industrial Park
POB 58159
Tel Aviv, Israel(1)(2)

Yacha Sutton                                171,623                   2.5%
6 Oppenheimer Street
Tel Aviv, Israel(1)

Name and Address               Number of Shares Owned     Percent of Shares (%)
----------------               ----------------------     ---------------------


Yoav Harel                                    -0-                      0%
c/o Scanvec Amiable Ltd.
Atidim Industrial Park
POB 58159
Tel Aviv, Israel


Avi Levy                                      -0-                      0%
c/o Scanvec Amiable Ltd.
Atidim Industrial Park
POB 58159
Tel Aviv, Israel

Yoav Doppelt                                  -0-                      0%
c/o Scanvec Amiable Ltd.
Atidim Industrial Park
POB 58159
Tel Aviv, Israel

Garry Stock                                  20,000                   .3%
c/o Scanvec Amiable Inc.
International Plaza Two
Suite 625
Philadelphia, PA 19113(2)

Aliza Rotbard                                 -0-                      0%
c/o Scanvec Amiable Inc.
International Plaza Two
Suite 625
Philadelphia, PA 19113

Gerald J. Kochanski                          20,000                   .1%
c/o Scanvec Amiable Inc.
International Plaza Two
Suite 625
Philadelphia, PA 19113(2)

All directors and executive officers      2,526,479                 37.3%
as a group (six persons)(2)



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

(2)      Includes options which are exercisable within 60 days of March 31, 2002

Item 12. Certain Relationships and Related Transactions.

The spouse of Jim Chang, a director of the Company, was employed as the Company's sales manager for the China market. Mr. Chang resigned as a Director in November, 2001 and Mrs. Chang resigned as an employee in the same month.

Item 13(a)        Exhibits.

         3.1   Certificate of Incorporation(1)
         3.2   Articles of Association(1)
         10.1  Employment Contract of Dr. Ramon Harel, President/CEO dated September 5, 2000.(1)
         10.2  Employment Contract of G.J. Kochanski, Vice President/CFO dated October 26, 1999.(1)
         10.3  Lease for Office of Scanvec Amiable Inc. (formerly Amiable Technologies) with K/B FUND II dated January 27, 1998. (1)
         10.4  Asset Purchase Agreement between Hasmark, Inc., Ivan N. Markowitz, Peter Hasiuk, Scanvec Garment Systems, Ltd. and
               Scanvec Amiable, Ltd. dated September 1, 2000.(1)
         10.5  Configurable Postscript Interpreter OEM License Agreement between Scanvec Amiable Inc. (formerly Amiable
               Technologies Inc.) and Adobe Systems Incorporated dated February 7, 1997.(1)
         10.6  Appendix No. 1 to the Adobe Agreement dated February 7, 1997.(1)
         10.7  Appendix No. 2 to the Adobe Agreement dated February 7, 1997.(1)
         10.8  Amendment No. 1, dated March 15, 1998,  to Appendix No. 1 to the Adobe Agreement.(1)
         10.9  Amendment No.2,  dated March 15, 1999, to Appendix No. 1 to the Adobe Agreement.(1)
         10.10 Letter extending Adobe agreement from February 7, 1999 to February 7, 2000.(1)
         10.11 Letter extending Adobe agreement from February 7, 2000 to February 7, 2001.(1)
         10.12 Letter extending Adobe agreement from February 7, 2001 to February 7, 2002.(1)
         10.13 Amendment No. 3, dated February 26, 2001, to Appendix No. 1 to the Adobe Agreement.(1)
         10.14 Agreement to Develop OEM Products for ColorCAMM PC600 between Scanvec Amiable Inc. (formerly Amiable Technologies
               Inc.) and Roland DG Corporation dated May 14, 1999.(1)
         10.15 OEM Agreement with Great Computer Corporation and Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) dated
               March 10, 2000.(1)
         10.16 Distributor Agreement between Scanvec Amiable Inc (formerly Amiable  Technologies Inc.) and Mutoh Industries,
               Ltd. dated June 15, 2000.(1)
         10.17 Agreement to Develop OEM Products between Scanvec Amiable Inc (formerly Amiable Technologies Inc.) and Alps
               Electric Co., Ltd. dated March 31, 2000.(1)
         10.18 OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated
               March 1, 2000.(1)
         10.19 OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated
               September 1, 2000.(1)
         10.20 Agreement to Develop OEM Products between Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) and Mimaki
               Engineering Co., Ltd. dated July 10, 1999 and Addendum #1 dated October 12, 2000.(1)
         10.21 Agreement to Develop OEM Products between Scanvec Amiable Inc, (formerly Amiable Technologies Inc.) and Roland
               DG Corporation dated April 20, 1998 with Addendums #1 and #2 dated April 3, 2000.(1)
         10.22 OEM Software Development and License Agreement between Hewlett-Packard Company and Scanvec Amiable Inc. dated
               March 30, 2001.(2)
         10.23 OEM Software Development and License Agreement between Hewlett-Packard Company and Scanvec Amiable Inc. dated
               December 14, 2001.(2)
         21.1  Subsidiaries of the registrant
         24.1  Form of Power of Attorney

(1) Incorporated by reference to ScanVec's Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 17, 2001.
(2) Confidential treatment requested. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Exhibit 21.1       Subsidiaries of registrant

Scanvec Amiable, Ltd. - Israel owns 100% of the following companies:

Scanvec Amiable Inc.- U.S. (formerly Amiable Technologies Inc.)
Scanvec Inc.-U.S. (combined with Scanvec Amiable Inc.)
Scanvec Germany GmbH-Germany (formerly Amiable GmbH)

Scanvec Amiable, Ltd. owns 5% and Scanvec Amiable Inc owns 95% of Scanvec Amiable Europe S.A.-Belgium.

Scanvec Amiable, Ltd. owns 63.8% of  Scanvec Garment Systems  Ltd.-Israel

Scanvec Garment Systems Ltd. owns 100% of Motion Production Inc.-U.S.

Exhibit 24.1      Form of Power of Attorney


                                POWER OF ATTORNEY
                                -----------------


                  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Ramon Harel, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign Form 10-KSB of Scanvec-Amiable, Ltd., and any and all amendments thereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or any substitute, may do or cause to be done by virtue hereof.

                  This Power of Attorney has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   -----                               ----


________________________                    Director                            March 31, 2002
Benjamin Givli


________________________                    Director                            March 31, 2002
Avi Levy


________________________                    Director                            March 31, 2002
Yoav Harel


________________________                    Director                            March 31, 2002
Yoav Doppelt


________________________                    Director                            March 31, 2002
Gary Stock


________________________                    Director                            March 31, 2002
Aliza Rotbard

         Item 13(b)        Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Scanvec-Amiable, Ltd.

                                   By: /s/ Dr. Ramon Harel
                                       -----------------------------------------
                                   Dr. Ramon Harel, CEO



                                   /s/ Dr. Ramon Harel
                                   ---------------------------------------------
                                   Dr. Ramon Harel on behalf of himself as
                                   President, Chief Executive Officer and
                                   Director, and as attorney-in-fact for Eliza Rotbard, Yoav Harel, Benjamin S. Givli,
                                   Garry  Stock, Avi Levy and Yoav Doppelt,
                                   Directors



                                   /s/ Gerald J. Kochanski
                                   ---------------------------------------------
                                   Gerald J. Kochanski, Chief Financial Officer