Form 10QSB
period 2002-03-31
SCANVEC AMIABLE LTD
filed 2002-05-15
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  000-23734


                              SCANVEC AMIABLE, LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                      ISRAEL                                 N/A
          -------------------------------            --------------------
          (State or other jurisdiction of            (I.R.S. Employer ID)
           incorporation or organization)


International Plaza Two, Suite 625, Philadelphia, PA           19113-1518
----------------------------------------------------           ----------
    (Address of principal executive offices)                   (Zip Code)


                                 (610) 521-6300
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Applicable only to corporate issuers
The number of shares outstanding of the issuer's common stock as of March 31, 2002 was 6,770,000.


Transitional small business disclosure format.  Yes ___  No _X_

                              SCANVEC AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                                                 Page
------                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                               3

Item 2.  Management's Discussion and Analysis of                                        11
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              15

Item 2.  Changes in Securities                                                          15

Item 3.  Defaults Upon Senior Securities                                                15

Item 4.  Submission of Matters to a Vote of Security Holders                            15

Item 5.  Other Information                                                              15

Item 6.  Exhibits and Reports on Form 8-K                                               16

                      Scanvec Amiable Ltd. and Subsidiaries

                           Consolidated Balance Sheets

            (Amounts in thousands except share and per share amounts)


                                                                       December 31,         March 31,
                                                                       ------------        -----------
                                                                           2001               2002
                                                                       ------------        -----------
                                                                         (Audited)         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                              $ 1,749           $ 1,329
   Accounts receivable, net of allowance for doubtful
     accounts of $455 and $460 at December 31, 2001
     and March 31, 2002, respectively)                                      2,672             3,023
   Other current assets                                                       283               431
   Inventories                                                                367               276
                                                                          -------           -------
Total current assets                                                        5,071             5,059

Property and equipment, net                                                   724               643
Deferred tax asset, net                                                       425               425
Other assets                                                                  808               789
                                                                          -------           -------
Total assets                                                              $ 7,028           $ 6,916
                                                                          =======           =======

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                      $   911           $   737
    Accrued expenses                                                        1,325             1,201
    Other current liabilities                                               1,370             1,387
    Current maturities of capital lease obligations                           154               148
                                                                          -------           -------
 Total current liabilities                                                  3,760             3,473

 Capital lease obligations, net of current maturities                         194               159
 Other long-term liabilities, net                                             218               217
                                                                          -------           -------
                                                                              412               376
 Shareholders' equity:
    Share capital:
    Ordinary shares of NIS 1 par value:
    Authorized: 10,000,000 shares; issued and
      outstanding: 6,770,000 shares                                         1,523             1,523
    Additional paid-in capital                                              8,531             8,531
    Accumulated other comprehensive loss                                       --               (21)
    Accumulated deficit                                                    (7,198)           (6,966)
                                                                          -------           -------
 Total shareholders' equity                                                 2,856             3,067
                                                                          -------           -------
 Total liabilities and shareholders' equity                               $ 7,028           $ 6,916
                                                                          =======           =======

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                             Three months ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                          2001                2002
                                                                       ----------          ----------
Revenues:
   Software licenses and other                                         $    2,949          $    2,800
   Royalties                                                                1,077               1,202
                                                                       ----------          ----------
Total revenues                                                              4,026               4,002

Cost of revenues                                                              891               1,009
                                                                       ----------          ----------
Gross profit                                                                3,135               2,993
                                                                       ----------          ----------

Operating costs and expenses:
   Research and development costs                                           1,329                 823
   Selling and marketing expenses                                           1,207               1,060
   General and administrative expenses                                        939                 872
                                                                       ----------          ----------
Total operating expenses                                                    3,475               2,755
                                                                       ----------          ----------
(Loss) income from operations                                                (340)                238

Other income (expense):
   Interest income                                                              4                   3
   Interest expense                                                           (11)                (15)
   Foreign currency (loss) gain                                                (3)                  6
                                                                       ----------          ----------
Total other expense                                                           (10)                 (6)
                                                                       ----------          ----------


                                                                       ----------          ----------
Net (loss) income                                                      $     (350)         $      232
                                                                       ==========          ==========

Basic and diluted net (loss) income per share                          $     (.05)         $      .03
                                                                       ==========          ==========
Weighted average shares outstanding -basic and diluted                  6,770,000           6,770,000
                                                                       ==========          ==========

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                       2001            2002
                                                                                      ------          ------
Cash flows from operating activities:

    Net (loss) income                                                                $ (350)         $  232
    Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Depreciation and amortization                                                     104             129
      Gain on sale of property and equipment                                             (5)             --
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivables                                     598            (351)
        (Increase) decrease in inventories                                              (32)             91
        (Increase) in other current assets                                             (221)           (148)
        (Decrease) in account payables                                                 (182)           (174)
        (Decrease) in accrued expenses                                                  (50)           (124)
        Increase in other current liabilities                                            84              17
        Increase (decrease) in other long-term liabilities                               29              (1)
                                                                                     ------          ------
Net cash used in operating activities                                                   (25)           (329)
                                                                                     ------          ------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                          9              --
    Purchase of property and equipment                                                  (73)            (19)
    Cost of patent application-plotters                                                  --             (10)
                                                                                     ------          ------
Net cash used in investing activities                                                   (64)            (29)

Cash flows from financing activities:
    Repayment of capital leases obligations                                             (25)            (41)
                                                                                     ======          ======

Net cash used in financing activities                                                   (25)            (41)

Effect of exchange rate on cash and cash equivalents                                     (6)            (21)

Decrease in cash and cash equivalents for the period                                   (120)           (420)
                                                                                     ------          ------
Cash and cash equivalents, beginning of the period                                    1,510           1,749

Cash and cash equivalents, end of the period                                         $1,390          $1,329
                                                                                     ======          ======

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                         $   16          $   15
                                                                                     ------          ------

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousand except share and per share amounts)


1.       DESCRIPTION OF BUSINESS

         Scanvec Amiable Ltd. and subsidiaries (the "Company" or "Scanvec Ltd.") is an Israeli corporation. The Company designs, manufactures, markets and supports a family of high performance software products for the sign making, graphic arts industries, and for the textile industry. The principal markets of the Company and its subsidiaries are in North America, Europe and the Far East.

         The Company sells its products primarily to the computer aided sign industry, through a network of distributors and also receives fees for the modification of its existing software.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three months ended March 31, 2001, and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousand except share and per share amounts)

         Basis of Presentation

         The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries, Scanvec Amiable Inc.; Scanvec Inc.; Scanvec Germany GmbH; Scanvec Amiable Europe S.A.; and its 63.8% interest in Scanvec Garment Systems Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. During 2001 and 2002, the Company consolidated 100% of the losses of Scanvec Garment Systems Ltd. because it believes it is ultimately responsible to resolve the entity's net liabilities.

         Revenue Recognition

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

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousand except share and per share amounts)

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

         Net Income (Loss) per Share

         Earnings (loss) per share (EPS) are computed in accordance with Financial Accounting Standard No. 128, Earnings per Share (FAS 128). FAS 128 requires computing and disclosing both basic and diluted EPS. Basic EPS is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company's share option plan.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousand except share and per share amounts)

3.       SEGMENTS AND GEOGRAPHIC INFORMATION

         The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company. This data is presented in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, which the Company has adopted for all periods presented.

         The following presents total revenues and long-lived assets for the quarters ended March 31, 2001 and 2002:

                                                     Three months ended       Three months ended
                                                       March 31, 2001           March 31, 2002
                                                   ----------------------     ---------------------
                                                                   Long-                     Long-
                                                      Total        lived       Total         lived
                                                    revenues       assets     revenues      assets
                                                    --------      -------     --------     --------
                     America                         $2,940          $488     $2,988         $1,136
                     Asia                               555           997        450            678
                     Europe                             531            40        564             43
                                                     ------        ------     ------         ------
                                                     $4,026        $1,525     $4,002         $1,857
                                                     ======        ======     ======         ======

         Revenues classified by geographical destinations of the end customers:

                                                                      Quarter ended March 31,
                                                                   ------------------------------
                                                                     2001                  2002
                                                                   --------              --------
                       Israel                                         $150                  $174
                       U.S.A.                                          908                 1,033
                       Far East                                      1,381                 1,364
                       America (excluding U.S.A.)                      158                   156
                       Europe                                        1,387                 1,229
                       Others                                           42                    46
                                                                    ------                ------
                                                                    $4,026                $4,002
                                                                    ======                ======

4.       COMPREHENSIVE (LOSS) INCOME

         Total comprehensive (loss) income was $(344) and $211 for the three months ended March 31, 2001 and 2002, respectively and consisted of net
         (loss) income and foreign currency translation adjustments.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousand except share and per share amounts)

5.       SETTLEMENT

         In February 2002, the Company settled a lawsuit with a shareholder of Scanvec Garment Systems Ltd., a subsidiary. The Settlement and Release Agreement rescheduled $28 of the Note Payable to Hasmark to be paid in 2003. The shareholder, as part of the Settlement and Release Agreement, sold his Scanvec Garment Systems Ltd. Ordinary Shares to the Company for $50, thereby increasing the Company's ownership in Scanvec Garment Systems Ltd. from 51.8% to 63.8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002


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

Revenue. In the three months ended March 31, 2002, total revenue decreased approximately $24,000 or 0.6% to $4,002,000, from $4,026,000 during the same period in 2001. The registrant experienced a decrease in revenue in Europe during the three months ended March 31, 2002 compared to the same period in 2001.

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

The Company's gross profit decreased to $2,993,000 for the three months ended March 31, 2002, from a gross profit of $3,135,000 during the same period in 2001. Gross profit as a percentage of sales decreased in 2002 to 74.8% from 77.9% in 2001. The decrease in gross profit as a percentage of sales was primarily due to an increase in royalties of $187,000. This increase in royalty costs is due to an increase in those products that require a royalty payment to third parties. There have not been any significant changes in the cost of any product components.

Research and Development Expenses. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to (a) grants received from the OCS and (b) certain computer software development expenses capitalized by the Company. There were no grants in the period for 2001 or 2002.

Net research and development expenses decreased approximately $506,000 or 38.1% to $823,000 for the three months ended March 31, 2002 from $1,329,000 during the same period in 2001. There was decreased spending of $356,000 in wages and $83,000 for independent contractors during the three months ended March 31, 2002 compared to the same period in 2001. This decreased spending was primarily related to the cessation of an e-commerce project ended in 2001. As a percentage of sales, net research and development expenses decreased to 20.6 % for the three months ended March 31, 2002, compared to approximately 33.0% of sales for the same period in 2001.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, for the three months ended March 31, 2002 decreased by approximately $147,000 or 12.2% to $1,060,000 from $1,207,000 during the same in 2001. Reductions in spending were primarily in advertising and trade show expenses. As a percentage of sales, selling expenses decreased to 26.5% for the three months ended March 31, 2002 compared to approximately 30.0% of sales for the same period in 2001.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses decreased approximately $67,000 or 7.1% to $872,000 for the three months ended March 31, 2002, from $939,000 during the same period in 2001. As a percentage of sales, general and administrative expenses decreased to approximately 21.8% for the three months ended March 31, 2002 compared to 23.3% of sales for the same period in 2001. The decrease in general and administrative expenses was primarily attributable to consulting and facility expenditures.

Financial Expenses. Financial expenses consist of interest on short-term debt and foreign currency gains and losses from exchange rate fluctuations. Financial expenses were $6,000 for the three months ended March 31, 2002, compared to $10,000 for the same period in 2001.

Taxes. The Company paid no taxes on income in 2002, as well as in 2001, due to the existence of net operating loss carryforwards.

Net Income(Loss). As a result of the foregoing, the net income for the three months ended March 31, 2002 was $232,000 compared to net loss of $350,000 for the same period in 2001. The Company, in 2001, recorded $439,000 of expenses related to the discontinued e-commerce project, described above under Research and Development. The absence of these expenditures in 2002 plus $143,000 of additional savings resulted in the $582,000 improvement in Net Income from 2001 to 2002.

Liquidity and Sources of Capital

At March 31, 2002, the Company had $1,329,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities used $329,000 of cash during the first three months of 2002. Investing activities used $29,000 of cash primarily for the purchase of computers and other office equipment. Financing activities used $41,000 of cash for payments of obligations under capital leases. Total cash and cash equivalents decreased during the first three months of 2002 by $420,000.

The ratio of current assets to current liabilities was 1.46 at March 31, 2002 compared with 1.35 at December 31, 2001. Current assets have decreased $12,000 to $5,059,000 at March 31, 2002 from $5,071,000 at the end of 2001 with the decrease due primarily to cash.

The Company has $376,000 in long-term notes and capital lease obligations. It is anticipated that these obligations will be adequately funded from operating cash flows as the Company currently has no available credit facility. The Company intends to generate adequate positive cashflow from operations in order to meet all of its commitments.

Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Environmental Matters

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are the most critical and could impact our results of operations.

Revenue Recognition - - The Company recognizes revenue from software sales in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. This pronouncement requires among other things, that the Company make judgments regarding when persuasive evidence of an agreement exists, when delivery of the products has occurred, when no significant obligations with regard to implementation remain, and when the fee is fixed or determinable and collectibility is probable. Management reviews the contractual terms of its agreements as well as the substance of the individual transactions in making these judgments.

Deferred Taxes - - The Company maintains a valuation allowance with regard to its deferred tax assets due to its history of losses and the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax assets.

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

         2. The appointment of Ernst & Young LLP as the independent public accountants of the Company for the year ending December 31, 2001 and for the year ending December 31, 2002. 4,198,918 Ordinary Shares voted in favor, zero Ordinary Shares voted against and zero Ordinary Shares abstained.


Item 5.  Other Information.
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      EXHIBITS

Exhibit
Number                     Exhibit Name
-------                    ------------
3.1                  Certificate of Incorporation(1)
3.2                  Articles of Association(1)

(b)      Reports on Form 8-K.
         -------------------

         None.


-----------------
(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable, Ltd for the year ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 1, 2002).

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCANVEC AMIABLE, LTD.


Date: May 15, 2002                          By: /s/ Dr. Ramon Harel
                                                --------------------
                                                Dr. Ramon Harel
                                                Chief Executive Officer





Date: May 15, 2002                          By: /s/ Gerald J. Kochanski
                                                -----------------------
                                                Gerald J. Kochanski
                                                Chief Financial Officer