Form 10QSB
period 2002-06-30
SCANVEC AMIABLE LTD
filed 2002-08-14
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  000-23734


                              SCANVEC AMIABLE, LTD.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


                    ISRAEL                                        N/A
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer ID)
              or organization)

International Plaza Two, Suite 625, Philadelphia, PA            19113-1518
----------------------------------------------------          -------------
(Address of principal executive offices)                        (Zip Code)


                                                           (610) 521-6300
                                                           --------------
                                                     (Issuer's telephone number)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
             ---      ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes      No
                                                         ---      ---

Applicable only to corporate issuers
The number of shares outstanding of the issuer's common stock as of June 30, 2002 was 6,770,000.


Transitional small business disclosure format.  Yes      No  X
                                                    ---     ---

                              SCANVEC AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                               Page
------                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                             3

Item 2.  Management's Discussion and Analysis of                      11
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            15

Item 2.  Changes in Securities                                        15

Item 3.  Defaults Upon Senior Securities                              15

Item 4.  Submission of Matters to a Vote of Security Holders          15

Item 5.  Other Information                                            16

Item 6.  Exhibits and Reports on Form 8-K                             16

                      Scanvec Amiable Ltd. and Subsidiaries

                           Consolidated Balance Sheets

            (Amounts in thousands except share and per share amounts)

                                                                       December 31,         June 30,
                                                                    ---------------------------------------
                                                                           2001               2002
                                                                    ---------------------------------------
                                                                          (Audited)        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                              $ 1,749           $   1,894
   Accounts receivable, net of allowances for doubtful
     accounts of $460 and $580 at December 31, 2001
     and June 30, 2002, respectively).                                      2,672               2,925
   Other current assets                                                       283                 407
   Inventories                                                                367                 301
                                                                    ---------------------------------------
Total current assets                                                        5,071               5,527

Property and equipment, net                                                   724                 568
Deferred tax asset, net                                                       425                 425
Other assets                                                                  808                 956
                                                                    ---------------------------------------
Total assets                                                              $ 7,028           $   7,476
                                                                    =======================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                       $   911           $     972
   Accrued expenses                                                         1,325               1,271
   Other current liabilities                                                1,370               1,301
   Current maturities of capital lease obligations                            154                 135
                                                                    ----------------------------------------
Total current liabilities                                                   3,760               3,679

Capital lease obligations, net of current maturities                          194                 125
Other long-term liabilities, net                                              218                 215
                                                                    ----------------------------------------
                                                                              412                 340
Shareholders' equity:
   Share capital:
   Ordinary shares of NIS 1 par value:
   Authorized: 10,000,000 shares; issued and
     outstanding: 6,770,000 shares                                          1,523               1,523
   Additional paid-in capital                                               8,531               8,531
   Accumulated other comprehensive income                                     ---                  49
   Accumulated deficit                                                     (7,198)             (6,646)
                                                                    ----------------------------------------
Total shareholders' equity                                                  2,856               3,457
                                                                    ----------------------------------------
Total liabilities and shareholders' equity                                $ 7,028           $   7,476
                                                                     ========================================


See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                             Three months ended
                                                                                   June 30,
                                                                           2001               2002
                                                                   ----------------------------------------
Revenues:
   Software licenses and other                                       $       3,285       $       3,031
   Royalties                                                                 1,025               1,267
                                                                   ----------------------------------------
Total revenues                                                               4,310               4,298

Cost of revenues                                                               852                 975
                                                                   ----------------------------------------
Gross profit                                                                 3,458               3,323
                                                                   ----------------------------------------

Operating costs and expenses:
   Research and development costs                                            1,061                 817
   Selling and marketing expenses                                            1,438               1,448
   General and administrative expenses                                         624                 717
                                                                   ----------------------------------------
Total operating expenses                                                     3,123               2,982
                                                                   ----------------------------------------
Income from operations                                                         335                 341

Other income (expense):
   Interest income                                                               4                   2
   Interest expense                                                             (6)                (15)
   Foreign currency gain (loss)                                                 22                  (8)
                                                                   ----------------------------------------
Total other income (expense)                                                    20                 (21)
                                                                   ----------------------------------------

                                                                   ----------------------------------------
Net income                                                           $         355       $         320
                                                                   ========================================

Basic and diluted net income per share                               $         .05       $         .05
                                                                   ========================================
Weighted average shares outstanding -basic and diluted                   6,770,000           6,770,000
                                                                   ========================================





See accompanying notes

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                         Six months ended
                                                                              June 30,
                                                                      2001                2002
                                                                   ----------          ----------
Revenues:

   Software licenses and other                                     $    6,234          $    5,831
   Royalties                                                            2,102               2,469
                                                                   ----------          ----------
Total revenues                                                          8,336               8,300

Cost of revenues                                                        1,743               1,984
                                                                   ----------          ----------
Gross profit                                                            6,593               6,316
                                                                   ----------          ----------

Operating costs and expenses:
   Research and development costs                                       2,390               1,640
   Selling and marketing expenses                                       2,815               2,778
   General and administrative expenses                                  1,393               1,319
                                                                   ----------          ----------
Total operating expenses                                                6,598               5,737
                                                                   ----------          ----------
(Loss) income from operations                                              (5)                579

Other income (expense):
   Interest income                                                         10                   4
   Interest expense                                                       (11)                (29)
   Foreign currency gain (loss)                                            11                  (2)
                                                                   ----------          ----------
Total other income (expense)                                               10                 (27)
                                                                   ----------          ----------


                                                                   ----------          ----------
Net income                                                         $        5          $      552
                                                                   ==========          ==========

Basic and diluted net income per share                             $      ---          $      .08
                                                                   ==========          ==========
Weighted average shares outstanding -basic and diluted              6,770,000           6,770,000
                                                                   ==========          ==========





See accompanying notes

                      Scanvec Amiable Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                         Six months ended
                                                                                            June 30,
                                                                                       2001            2002
                                                                                  ---------------------------------
Cash flows from operating activities:
    Net income                                                                      $      5        $   552
    Adjustments to reconcile net income
       to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                     218            261
       (Gain) loss on sale of property and equipment                                      (1)             4
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivables                                       297           (253)
       (Increase) decrease in inventories                                                (34)            66
       Increase in other current assets                                                  (29)          (124)
       (Decrease) increase in account payables                                          (210)            61
       Decrease in accrued expenses                                                     (127)           (54)
       Decrease in other current liabilities                                             (94)           (42)
       Decrease in other long-term liabilities                                           (58)           ---
                                                                                  ---------------------------------
Net cash (used in) provided by operating activities                                      (33)           471
                                                                                  ---------------------------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                          25              6
    Purchase of property and equipment                                                   (84)           (55)
    Capitalization of software developments costs                                          -           (195)
    Cost of patent application -plotters                                                   -            (13)
                                                                                  ---------------------------------
Net cash used in investing activities                                                    (59)          (257)

Cash flows from financing activities:
    Increase in (repayment of) capital lease obligations                                 (56)           (88)
    Repayment of notes payable                                                           (30)           (30)
                                                                                  =================================
Net cash provided by (used in) financing activities                                      (86)          (118)

Effect of exchange rates on cash and cash equivalents                                    (48)            49

(Decrease) Increase in cash and cash equivalents for the period                         (226)           145
                                                                                  ---------------------------------
Cash and cash equivalents, beginning of the period                                     1,510          1,749

Cash and cash equivalents, end of the period                                        $  1,284        $ 1,894
                                                                                  =================================

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                        $     11        $    29
                                                                                  =================================
    Assets acquired under capital leases                                            $     85            ---
                                                                                  =================================


See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

            (Amounts in thousands except share and per share amounts)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2001, and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

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

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

            (Amounts in thousands except share and per share amounts)

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

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

            (Amounts in thousands except share and per share amounts)

Net Income per Share

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to current period presentation. The amounts of $189 and $359 for the three and six month periods ended June 30, 2001, respectively, were reclassified from General & Administrative expenses to Selling & Marketing expenses to properly reflect their purpose.

Impact of Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144, or the Statement). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test. The Statement is effective for year-ends beginning after December 15, 2001 (e.g., January 1, 2002 for a calendar year entity), and interim periods within those fiscal years. The Company has adopted FAS 144 effective January 1, 2002 and it had no effect on the Company's financial position or results of operations.


3. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company. This data is presented in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, which the Company has adopted for all periods presented.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

            (Amounts in thousands except share and per share amounts)

3. SEGMENTS AND GEOGRAPHIC INFORMATION (continued)

The following presents total revenues and long-lived assets for the six-month periods ended June 30, 2001 and 2002:

                                                            Six months ended          Six months ended
                                                              June 30, 2001             June 30, 2002
                                                         ------------------------ ------------------------
                                                                        Long-                    Long-
                                                            Total       lived        Total       lived
                                                          revenues      assets     revenues      assets
                                                         ------------ ----------- ------------ -----------
          America                                          $6,123        $  502     $6,206        $1,287
          Middle East                                       1,248           942        915           618
          Europe                                              965            43      1,179            44
                                                         ------------ ----------- ------------ -----------
                                                           $8,336        $1,487     $8,300        $1,949
                                                         ============ =========== ============ ===========

Revenues classified by geographical destinations of the end customers:

                                                                         Six months ended June 30,
                                                                   ---------------------------------------
                                                                         2001                 2002
                                                                   ---------------------------------------
            Israel                                                      $    253             $    105
            U.S.A.                                                         3,003                3,270
            Far East                                                       3,034                2,592
            America (excluding U.S.A.)                                       511                  392
            Europe                                                         1,341                1,941
            Others                                                           194                    -
                                                                   ---------------------------------------
                                                                        $  8,336             $  8,300
                                                                   =======================================

4. COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income was $(43) and $601 for the six months ended June 30, 2001 and 2002, respectively, and consisted of net income and foreign currency translation adjustments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Comparison of the three and six month periods ended June 30, 2001 and 2002.


Forward Looking Statements. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations there-under), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or opinions. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Annual Report on Form 10-KSB, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Revenue. In the three months ended June 30, 2002, net sales decreased approximately $12,000 or .2% to $4,298,000 from $4,310,000 during the same period in 2001. In the six months ended June 30, 2002, total revenue decreased approximately $36,000 or .4 % to $8,300,000, from $8,336,000 during the same period in 2001.

Sales for the six months ended June 30, 2002 increased over the same period in 2001 in North America and Asia. Sales in South America declined due to poor economic conditions in Brazil and Argentina. Sales in Europe were less due to lower technology sales in the current year. Scanvec Garment Systems sold less in 2002 due to slow growth worldwide in the garment industry.

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

The Company's gross profit decreased $135,000 to $3,323,000 for the three months ended June 30, 2002, from a gross profit of $3,458,000 during the same period in 2001. The Company's gross profit decreased $277,000 to $ 6,316,000 for the six months ended June 30, 2002, from a gross profit of $ 6,593,000 during the same period in 2001. Gross profit, as a percentage of sales, decreased for the six months ended June 30, 2002 to 76.1% from 79.1% in 2001. The decrease in gross profit as a percentage of sales was primarily due to an increase in royalties of $299,000. This increase in royalty costs is due to the sales mix, that is, increased sales of those products that require a royalty payment to third parties. This change in sales mix and the impact on gross margin was anticipated. There have not been any significant changes in the cost of any product components.

Research and Development Expenses. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to certain computer software development expenses capitalized by the Company. No computer software development expenses were capitalized during the six-month period ended June 30, 2001 or 2002.

Research and development expenses decreased approximately $244,000 or 23% to $817,000 for the three months ended June 30, 2002 from $1,061,000 during the same period in 2001. Research and development expenses decreased approximately $750,000 or 31.4 % to $1,640,000 for the six months ended June 30, 2002 from $2,390,000 during the same period in 2001. The decreased spending was primarily related to the cancellation of an e-commerce project which ended in 2001, as well as an overall decrease in expenditures on research and development related activities. The Company charged $455,000 of expenses related to the e-commerce project against year to date operations as of June 30, 2001. As a percentage of sales, net research and development expenses decreased to 19.8% for the six months ended June 30, 2002, compared to approximately 28.7% of sales for the same period in 2001.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, increased by approximately $10,000 or .6% to $1,448,000 for the three months ended June 30, 2002 from $1,438,000 during the same period in 2001. Selling expenses, for the six months ended June 30, 2002 decreased by approximately $37,000 or 1.3% to $2,778,000 from $2,815,000 during the same period in 2001. As a percentage of sales, selling expenses decreased to 33.5% for the six months ended June 30, 2002 compared to approximately 33.8% of sales for the same period in 2001.

Certain prior-year expenses have been reclassified to conform to current period presentation. The amounts of $189,000 and $359,000 for the three and six month periods ended June 30, 2001, respectively, were reclassified from General & Administrative expenses to Selling & Marketing expenses to properly reflect their purpose. These expenses were incurred in support of the selling function and should be classified as such.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs.

General and administrative expenses increased approximately $93,000 or 14.9% to $717,000 for the three months ended June 30, 2002, from $624,000 during the same period in 2001. For the first six months of 2002, general and administrative expenses decreased approximately $74,000 or 5.3% to $1,319,000 for the six months ended June 30, 2002, from $1,393,000 during the same period in 2001. As a percentage of sales, general and administrative expenses decreased to approximately 15.9% for the six months ended June 30, 2002 compared to 16.7% of sales for the same period in 2001. The decrease in general and administrative expenses was primarily attributable to a decrease in both consulting and facility expenditures.

Certain prior-year expenses have been reclassified to conform to current period presentation. The amounts of $189,000 and $359,000 for the three and six month periods ended June 30, 2001, respectively, were reclassified from General & Administrative expenses to Selling & Marketing expenses to properly reflect their purpose. These expenses were incurred in support of the selling function and should be classified as such.

Financial Income and Expenses. Financial income consists of interest earned on short-term deposits and gains from exchange rate fluctuations. Financial expenses consist of interest on short-term debt and losses from exchange rate fluctuations. The Company had net financial expenses of $21,000 for the three months ended June 30, 2002 compared to net financial income of $20,000 for the same period in 2001. The Company had net financial expenses of $27,000 for the six months ended June 30, 2002, compared to $10,000 of net financial income for the same period in 2001. The Company had higher interest expenses in 2002 and a negative impact from foreign exchange fluctuations.

Taxes. The Company paid no taxes on income in 2002, as well as in 2001, due to the existence of net operating loss carryforwards.

Net Income(Loss). As a result of the foregoing, the net income for the three months ended June 30, 2002 decreased approximately $35,000 or 9.9% to $320,000 from $355,000 during the same period in 2001. The net income for the six months ended June 30, 2002 increased to $552,000 compared to net income of $5,000 for the same period in 2001. The absence of the $455,000 of expenses related to the discontinued e-commerce project, described above under Research and Development, was a major factor in the increase in net income. This reduction, plus $92,000 of additional savings in other areas, resulted in the $547,000 improvement in Net Income from 2001 to 2002.


Liquidity and Sources of Capital
--------------------------------

At June 30, 2002, the Company had $1,894,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities contributed $471,000 of cash during the first six months of 2002. Investing activities used $257,000 of cash primarily for the capitalization of software development costs. Financing activities used $118,000 of cash for payments of obligations under capital leases. Total cash and cash equivalents increased during the first six months of 2002 by $145,000.

The ratio of current assets to current liabilities was 1.50 at June 30, 2002 compared with 1.35 at December 31, 2001. Current assets have increased $456,000 to $5,527,000 at June 30, 2002 from $5,071,000 at the end of December 31, 2001.

The Company has $340,000 in long-term liabilities and capital lease obligations at June 30, 2002. It is anticipated that these obligations will be adequately funded from operating cash flows as the Company currently has no available credit facility.

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

                                     PART II
                                     -------


                                OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

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



Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      EXHIBITS

Exhibit
Number                Exhibit Name
------                ------------
3.1                   Certificate of Incorporation(1)
3.2                   Articles of Association(1)


(b)      Reports on Form 8-K.
         -------------------

                  None.

















--------
(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable, Ltd for the year ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 1, 2002).

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCANVEC AMIABLE, LTD.


Date: August 14, 2002                       By: /s/ Dr. Ramon Harel
                                                --------------------
                                                Dr. Ramon Harel
                                                Chief Executive Officer





Date: August 14, 2002                       By: /s/Gerald J. Kochanski
                                                -----------------------
                                                Gerald J. Kochanski
                                                Chief Financial Officer