Form 10QSB
period 2002-09-30
SCANVEC AMIABLE LTD
filed 2002-11-14
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY  PERIOD ENDED SEPTEMBER 30, 2002.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  000-23734


                              SCANVEC AMIABLE, LTD.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


                       ISRAEL                                     N/A
         --------------------------------                 --------------------
         (State or other jurisdiction of                  (I.R.S. Employer ID)
          incorporation or organization)

International Plaza Two, Suite 625, Philadelphia, PA             19113-1518
----------------------------------------------------             ----------
     (Address of principal executive offices)                    (Zip Code)


                                 (610) 521-6300
                          --------------------------
                          (Issuer's telephone number)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
            ----    ----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

Applicable only to corporate issuers
The number of shares outstanding of the issuer's common stock as of September 30, 2002 was 6,770,000.


Transitional small business disclosure format.  Yes      No  X
                                                    ---     ---

                     SCANVEC AMIABLE, LTD. and SUBSIDIARIES

                                FORM 10-QSB INDEX


Number                                                                   Page
------                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11

Item 3.  Controls and Procedures                                           14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

Certification of Dr. Ramon Harel, CEO                                      19

Certification of Gerald J. Kochanski, CFO                                  20

Exhibit 99.1                                                               21

                      Scanvec Amiable Ltd. and Subsidiaries

                           Consolidated Balance Sheets

            (Amounts in thousands except share and per share amounts)

                                                                        December 31,       September 30,
                                                                    ---------------------------------------
                                                                           2001               2002
                                                                    ---------------------------------------
                                                                         (Audited)          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                              $ 1,749          $   1,642
   Accounts receivable, net of allowances for doubtful
     accounts of $460 and $451 at December 31, 2001
      and September 30, 2002, respectively                                  2,672              3,065
   Other current assets                                                       283                377
   Inventories                                                                367                281
                                                                    ---------------------------------------
Total current assets                                                        5,071              5,365

Property and equipment, net                                                   724                492
Deferred tax asset, net                                                       425                425
Other assets                                                                  808              1,030
                                                                    ---------------------------------------
Total assets                                                              $ 7,028          $   7,312
                                                                    =======================================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                      $  911           $     794
    Accrued expenses                                                       1,325               1,184
    Other current liabilities                                              1,370               1,385
    Current maturities of capital lease obligations                          154                 130
                                                                   ----------------------------------------
 Total current liabilities                                                 3,760               3,493

 Capital lease obligations, net of current maturities                        194                  95
 Other long-term liabilities, net                                            218                 209
                                                                   ----------------------------------------
                                                                             412                 304
 Shareholders' equity:
    Share capital:
    Ordinary shares of NIS 1 par value:
    Authorized: 10,000,000 shares; issued and
      outstanding: 6,770,000 shares                                        1,523               1,523
    Additional paid-in capital                                             8,531               8,531
    Accumulated other comprehensive income                                   ---                  67
    Accumulated deficit                                                   (7,198)             (6,606)
                                                                   ----------------------------------------
 Total shareholders' equity                                                2,856               3,515
                                                                   ----------------------------------------
 Total liabilities and shareholders' equity                               $7,028           $   7,312
                                                                   ========================================


See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                             Three months ended
                                                                                September 30,
                                                                           2001               2002
                                                                   --------------------------------------
Revenues:
   Software licenses and other                                       $       2,802        $      2,853
   Royalties                                                                 1,208               1,006
                                                                   --------------------------------------
Total revenues                                                               4,010               3,859

Cost of revenues                                                               828                 869
                                                                   --------------------------------------
Gross profit                                                                 3,182               2,990
                                                                   --------------------------------------

Operating costs and expenses:
   Research and development costs                                              972                 748
   Selling and marketing expenses                                            1,332               1,455
   General and administrative expenses                                         573                 743
                                                                   --------------------------------------
Total operating expenses                                                     2,877               2,946
                                                                   --------------------------------------
Income from operations                                                         305                  44

Other income (expense):
   Interest income                                                               2                   1
   Interest expense                                                            (25)                (15)
   Other income                                                                 --                  15
   Foreign currency gain (loss)                                                 22                  (5)
                                                                   --------------------------------------
Total other expense                                                             (1)                 (4)
                                                                   --------------------------------------


                                                                   --------------------------------------
Net income                                                           $         304        $         40
                                                                   ======================================

Basic and diluted net income per share                               $         .04        $        .01
                                                                   ======================================
Weighted average shares outstanding -basic and diluted                   6,770,000           6,770,000
                                                                   ======================================

See accompanying notes

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                           Nine months ended
                                                                             September 30,
                                                                        2001               2002
                                                                  -----------------------------------
Revenues:
   Software licenses and other                                    $       9,046       $       8,693
   Royalties                                                              3,300               3,466
                                                                  -----------------------------------
Total revenues                                                           12,346              12,159

Cost of revenues                                                          2,571               2,853
                                                                  -----------------------------------
Gross profit                                                              9,775               9,306
                                                                  -----------------------------------

Operating costs and expenses:
   Research and development costs                                         3,362               2,193
   Selling and marketing expenses                                         4,407               4,367
   General and administrative expenses                                    1,706               2,123
                                                                  -----------------------------------
Total operating expenses                                                  9,475               8,683
                                                                  -----------------------------------
    Income from operations                                                  300                 623

Other income (expense):
   Interest income                                                           12                   5
   Interest expense                                                         (36)                (44)
   Other income                                                              --                  15
   Foreign currency gain (loss)                                              33                  (7)
                                                                  -----------------------------------
Total other income (expense)                                                  9                 (31)
                                                                  -----------------------------------


                                                                  -----------------------------------
Net income                                                        $         309       $         592
                                                                  ===================================

Basic and diluted net income per share                            $         .05       $         .09
                                                                  ===================================
Weighted average shares outstanding -basic and diluted                6,770,000           6,770,000
                                                                  ===================================


See accompanying notes

                      Scanvec Amiable Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                       2001            2002
                                                                                  -----------------------------
Cash flows from operating activities:
    Net income                                                                    $      309        $   592
    Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                     349            391
       (Gain) loss on sale of property and equipment                                      (6)             2
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivables                                       174           (393)
       (Increase) decrease in inventories                                                (47)            86
       Increase in other current assets                                                 (126)           (94)
       Decrease in account payables                                                     (209)          (117)
       Decrease in accrued expenses                                                     (124)          (141)
       (Decrease) Increase in other current liabilities                                  (67)            57
       Decrease in other long-term liabilities                                          (112)            (9)
                                                                                  -----------------------------
Net cash provided by (used in) operating activities                                      141            374
                                                                                  -----------------------------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                                         30              6
     Purchase of property and equipment                                                 (362)           (77)
     Capitalization of software development costs                                          -           (299)
     Cost of patent application -plotters                                                  -            (13)
                                                                                  -----------------------------
Net cash used in investing activities                                                   (332)          (383)

Cash flows from financing activities:
    Increase in (repayment of) capital lease obligations                                 148           (123)
    Repayment of notes payable                                                           (56)           (42)
                                                                                  =============================
Net cash provided by (used in) financing activities                                       92           (165)

Effect of exchange rates on cash and cash equivalents                                     16             67

Decrease in cash and cash equivalents for the period                                     (83)          (107)
                                                                                  -----------------------------
Cash and cash equivalents, beginning of the period                                     1,510          1,749

Cash and cash equivalents, end of the period                                          $1,427        $ 1,642
                                                                                  =============================

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                      $       25        $    45
                                                                                  =============================

    Assets acquired under capital leases                                          $      234            ---
                                                                                  =============================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

            (Amounts in thousands except share and per share amounts)

  1.     DESCRIPTION OF BUSINESS

Scanvec Amiable Ltd. and subsidiaries (the "Company" or "Scanvec Ltd.") is an Israeli corporation. The Company designs, manufactures, markets and supports a family of high performance software products for the sign making, graphic arts, and the textile industries. The principal markets of the Company and its subsidiaries are in North America, Europe and the Far East.

The Company sells its products primarily to the computer aided sign industry, through a network of distributors. In addition, the Company also receives fees for the modification of its existing software.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2001, and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

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

The Company accounts for software sales in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended. Revenue from licensing software products that do not require significant production, modification or customization is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable.

Revenues from the sale of software products that require customization are recognized as nonrecurring engineering service fees as customization is completed, delivery has occurred, and all other criteria of SOP 97-2 are met. The production, modification, or customization process is relatively short.

Royalties due from the sub-licensing of the Company's software are recognized when the related sales are performed. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to current period presentation. The amounts of $298 and $917 for the three and nine month periods ended September 30, 2001, respectively, were reclassified from General & Administrative expenses to Selling & Marketing expenses to properly reflect their purpose.

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

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

            (Amounts in thousands except share and per share amounts)

3.    SEGMENTS AND GEOGRAPHIC INFORMATION (continued)

The following presents total revenues and long-lived assets for the nine-month periods ended September 30, 2001 and 2002:

                                                            Nine months ended        Nine months ended
                                                           September 30, 2001       September 30, 2002
                                                         ----------------------   ----------------------
                                                                        Long-                    Long-
                                                            Total       lived        Total       lived
                                                          revenues      assets     revenues      Assets
                                                         ----------   ---------   ----------   ---------

          America                                         $ 9,183        $  590    $ 9,076        $1,333
          Middle East                                       1,643           907      1,398           573
          Europe                                            1,520            52      1,685            41
                                                         ----------   ---------   ---------    ---------
                                                          $12,346        $1,549    $12,159        $1,947
                                                         ==========   =========   =========    =========

Revenues classified by geographical destinations of the end customers:

                                                                                Nine months
                                                                            ended September 30,
                                                                   ---------------------------------------
                                                                         2001                 2002
                                                                   ---------------------------------------

            Israel                                                       $   368              $   184
            U.S.A.                                                         4,672                5,057
            Far East                                                       4,282                3,697
            America (excluding U.S.A.)                                       683                  567
            Europe                                                         2,110                2,654
            Others                                                           231                    -
                                                                   ---------------------------------------
                                                                         $12,346              $12,159
                                                                   =======================================

4. COMPREHENSIVE INCOME

Total comprehensive income was $325 and $659 for the nine months ended September 30, 2001 and 2002, respectively, and consisted of net income and foreign currency translation adjustments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Comparison of the three and nine month periods ended September 30, 2001 and 2002.

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

Revenue. In the three months ended September 30, 2002, net sales decreased approximately $151,000 or 3.8% to $3,859,000 from $4,010,000 during the same period in 2001. In the nine months ended September 30, 2002, total revenue decreased approximately $187,000 or 1.5% to $12,159,000 from $12,346,000 during the same period in 2001.

Sales for the nine months ended September 30, 2002 decreased over the same period in 2001 in North America and Asia. Sales in South America declined due to poor economic conditions in Brazil and Argentina. Sales in Europe were less due to lower technology sales in the current year.

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

The Company's gross profit decreased $192,000 to $2,990,000 for the three months ended September 30, 2002, from a gross profit of $3,182,000 during the same period in 2001. The Company's gross profit decreased $469,000 to $9,306,000 for the nine months ended September 30, 2002, from a gross profit of $9,775,000 during the same period in 2001. Gross profit, as a percentage of sales, decreased for the nine months ended September 30, 2002 to 76.5% from 79.2% in 2001. The decrease in gross profit as a percentage of sales was primarily due to an increase in royalties of $302,000. This increase in royalty costs is due to the sales mix, that is, increased sales of those products that require a royalty payment to third parties. This change in sales mix and the impact on gross margin was anticipated. There have not been any significant changes in the cost of any product components.

Research and Development Expenses. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to certain computer software development expenses capitalized by the Company. Computer Software Development during the nine-month period ended September 30, 2002 equaled $299,000.

Research and development expenses decreased approximately $224,000 or 23% to $748,000 for the three months ended September 30, 2002 from $972,000 during the same period in 2001. Research and development expenses decreased approximately $1,169,000 or 34.8% to $2,193,000 for the nine months ended September 30, 2002 from $3,362,000 during the same period in 2001. The decreased spending was primarily related to the cancellation of an e-commerce project, which ended in 2001, as well as an overall decrease in expenditures on research and development related activities. The Company charged $455,000 of expenses related to the e-commerce project against year to date operations as of September 30, 2001. As a percentage of sales, net research and development expenses decreased to 18.0% for the nine months ended September 30, 2002, compared to approximately 27.2% of sales for the same period in 2001.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, increased by approximately $123,000 or 9.2% to $1,455,000 for the three months ended September 30, 2002 from $1,332,000 during the same period in 2001. Selling expenses, for the nine months ended September 30, 2002 decreased by approximately $40,000 or 0.9% to $4,367,000 from $4,407,000 during the same period in 2001. As a percentage of sales, selling expenses increased to 35.9% for the nine months ended September 30, 2002 compared to approximately 35.7% of sales for the same period in 2001.

Certain prior-year expenses have been reclassified to conform to current period presentation. The amounts of $298,000 and $917,000 for the three and nine month periods ended September 30, 2001, respectively, were reclassified from General & Administrative expenses to Selling & Marketing expenses to properly reflect their purpose. These expenses were incurred in support of the selling function and should be classified as such.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs.

General and administrative expenses increased approximately $170,000 or 29.7% to $743,000 for the three months ended September 30, 2002, from $573,000 during the same period in 2001. For the first nine months of 2002, general and administrative expenses increased approximately $417,000 or 24.4% to $2,123,000, from $1,706,000 during the same period in 2001. As a percentage of sales, general and administrative expenses increased to approximately 17.5% for the nine months ended September 30, 2002 compared to 13.8% of sales for the same period in 2001. The increase in general and administrative expenses was primarily attributable to wages and professional contractors.

Certain prior-year expenses have been reclassified to conform to current period presentation. The amounts of $298,000 and $917,000 for the three and nine month periods ended September 30, 2001, respectively, were reclassified from General & Administrative expenses to Selling & Marketing expenses to properly reflect their purpose. These expenses were incurred in support of the selling function and should be classified as such.

Financial Income and Expenses. Financial income consists of interest earned on short-term deposits and gains from exchange rate fluctuations. Financial expenses consist of interest on short-term debt and losses from exchange rate fluctuations. The Company had net financial expenses of $4,000 for the three months ended September 30, 2002 compared to net financial expense of $2,000 for the same period in 2001. The Company had net financial expenses of $31,000 for the nine months ended September 30, 2002, compared to $9,000 of net financial income for the same period in 2001. The Company had higher interest expenses in 2002 and a negative impact from foreign exchange fluctuations.

Taxes. The Company paid no taxes on income in 2002, as well as in 2001, due to the existence of net operating loss carryforwards.

Net Income(Loss). As a result of the foregoing, the net income for the three months ended September 30, 2002 decreased approximately $264,000 or 86.9% to $40,000 from $304,000 during the same period in 2001. The net income for the nine months ended September 30, 2002 increased to $592,000 compared to net income of $309,000 for the same period in 2001. The absence of the $455,000 of expenses related to the discontinued e-commerce project, described above under Research and Development, was a major factor in the increase in net income.

Liquidity and Sources of Capital

At September 30, 2002, the Company had $1,642,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities provided $374,000 of cash during the first nine months of 2002. Investing activities used $383,000 of cash primarily for the capitalization of software development costs. Financing activities used $165,000 of cash for payments of obligations under capital leases. Total cash and cash equivalents decreased during the first nine months of 2002 by $107,000.

The ratio of current assets to current liabilities was 1.54 at September 30, 2002 compared with 1.35 at December 31, 2001. Current assets have increased $294,000 to $5,365,000 at September 30, 2002 from $5,071,000 at the end of
December 31, 2001.

The Company has $304,000 in long-term liabilities and capital lease obligations at September 30, 2002. It is anticipated that these obligations will be adequately funded from operating cash flows.

As noted in Part II, Item 1, the Company is required to provide a security bond in the amount of $390,000 in connection with a lawsuit initiated in August 2002. If the Company is unsuccessful at trial, the defendants will receive an amount equal to or less than the $390,000. The Company is providing a Letter of Credit in lieu of the security bond and will keep an interest bearing compensating balance of $200,000 on deposit at the issuing bank during the life of the Letter of Credit, which initially, is one year. If the Company is required to pay this contingent liability, management is confident that there will still be sufficient liquidity to meet all of the Company's obligations.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this Report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II


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

On August 27, 2002, the Company instituted a lawsuit in the United States District Court for the Eastern District of Pennsylvania (the "District Court") seeking a restraining order and a preliminary injunction against Amica Software, Inc. (which is also known as Amiable Software, Inc. and Amica China, Inc.) ("Amica Software") and several individuals who are presently and formerly associated with the Company based on claims of misappropriation of trade secrets, breach of contract, trademark infringement and civil conspiracy. The lawsuit specifically alleges that Jim Chang and Yuan Chang, who are former directors and executive officers of the Company and who collectively own more than 25% of the outstanding equity interests in the Company, Luciana Chang, who is a former employee of the Company and the spouse of Jim Chang, and Randy R. Nepomuceno, who is a former employee of the Company, organized and continue to operate Amica Software using unfair competitive practices and trade secrets that they misappropriated from the Company. The suit also claims that the defendants committed a civil conspiracy and infringed on the Company's trademarks in operating Amica Software.

On October 3, 2002, the District Court partially granted and partially denied the Company's motion for a preliminary injunction. This order of the District Court enjoins Amica Software and the other defendants from using certain trademarks, from using or otherwise disclosing the Company's trade secrets or proprietary information and trading on the Company's goodwill. The District Court also ordered the defendants to deposit with the court the source code for all versions of the ColorPRINT software and ordered Yuan Chang to comply with the terms of an existing non-competition agreement between the Company and him.

In accordance with applicable federal rules, the Company is required to post a security bond in the amount of $390,000 with the District Court in order to maintain the preliminary injunction granted against the defendants by the District Court. The purpose of the security bond is to prevent frivolous lawsuits, by requiring the plaintiffs to provide coverage for losses the defendants may have incurred, during the time of the preliminary injunction. The Company may be liable for an amount equal to or less than $390,000 if it does not prevail at trial.

The Company filed a motion with the District Court on October 18, 2002 in which it requested the court to reconsider its denial of the preliminary injunction based on the claims of misappropriation of trade secrets and unfair competition.

The Company may also initiate lawsuits against Amica Software and the other defendants in other jurisdictions and courts as it deems necessary or appropriate to protect the Company's operations.

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


Item 5.  Other Information.
--------------------------

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze licensee fees paid by the Company to the supplier for products licensed by such supplier to the Company. The audit fieldwork has taken place but the results of the audit have not been finalized at this time.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) EXHIBITS


Exhibit
Number                     Exhibit Name
-------                    ------------
 3.1                       Certificate of Incorporation(1)
 3.2                       Articles of Association(1)
99.1                       Certification under Section 906 of the
                           Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.
    --------------------

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


                                            SCANVEC AMIABLE, LTD.


Date: November 14, 2002                     By: /s/ Dr. Ramon Harel
                                                --------------------
                                                Dr. Ramon Harel
                                                Chief Executive Officer





Date: November 14, 2002                     By: /s/Gerald J. Kochanski
                                                -----------------------
                                                Gerald J. Kochanski
                                                Chief Financial Officer

                                 CERTIFICATION

I, Dr. Ramon Harel, Chief Executive Officer of Scanvec-Amiable, Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Scanvec-Amiable, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date: November 14, 2002                            /s/ Dr. Ramon Harel
                                                   ---------------------
                                                   Dr. Ramon Harel
                                                   Chief Executive Officer

                                 CERTIFICATION

I, Gerald J. Kochanski, Chief Financial Officer of Scanvec-Amiable, Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Scanvec-Amiable, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date: November 14, 2002                            /s/ Gerald J. Kochanski
                                                   -----------------------
                                                   Gerald J. Kochanski
                                                   Chief Financial Officer