Form 10KSB
period 2002-12-31
SCANVEC AMIABLE LTD
filed 2003-03-31
CIK 919173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File Number 000-23734

                              SCANVEC AMIABLE, LTD.
            (Exact name of small business registrant in its charter)

           Israel                                                  N/A
 (State or other jurisdiction of                            (I.R.S.  Employer
 incorporation or organization)                             Identification No.)

     International Plaza Two, Suite 625                         19113-1518
      Philadelphia, Pennsylvania
  (Address of principal executive offices)                      (Zip code)

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

                                    Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Registration S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

Registrant's revenues for the fiscal year ended December 31, 2002 were $15,345,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Ordinary Shares on March 27, 2003 was $2,206,761.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 27, 2003 there were 6,770,000 Ordinary Shares outstanding.

Transitional Small Business Disclosures

Yes [ ]  No [X]

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

                            FORM 10 KSB ANNUAL REPORT

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

  Item 1.      Description of Business........................................................................4

  Item 2.      Description of Properties......................................................................8

  Item 3.      Legal Proceedings..............................................................................9

  Item 4.      Submission of Matters to a Vote of Security Holders...........................................10

Part II

  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................11

  Item 6.      Management's Discussion and Analysis of Financial Condition And Results of Operations.........13

  Item 7.      Financial Statements..........................................................................17

  Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........41

Part III

  Item 9.      Directors and Executive Officers of the Registrant ...........................................42

  Item 10.     Executive Compensation........................................................................45

  Item 11.     Security Ownership of Certain Beneficial Owners and Management................................46

  Item 12.     Certain Relationships and Related Transactions................................................49

Part IV

  Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................50

  Item 14      Controls and Procedures.......................................................................54

Signatures
Certification of Dr. Ramon Harel, CEO
Certification of Gerald J. Kochanski, CFO
Exhibit 99.1

ITEM 1.  DESCRIPTION OF BUSINESS

General

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including but not limited to those set forth in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Certain Factors" below and elsewhere in this report on Form 10-KSB. The following discussion should be read in conjunction with Part II of this Form 10-KSB and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page 17. As used in this annual report on Form 10-K, unless the context otherwise requires, "we," "us," "our," or "Company," refers to Scanvec Amiable, Ltd.

Scanvec Amiable, Ltd. was organized as an Israeli corporation in 1990. The "Company" or "Scanvec" designs, manufactures, markets and supports high-performance software for the sign making, digital printing and other graphics-intensive industries. The Company's products for the sign making market include their flagship design program FlexiSIGN as well as CASmate. The Company also offers the PhotoPRINT product for the wide format color printing market, EnRoute for the routing and machining markets and several other software packages for the woodworking, metalworking and textile industries. The Company is a market leader in the industry and is believed to be the largest supplier of design and production software to the sign making and graphics-related markets, with more than 90,000 software products installed worldwide. The Company's strategy is to strengthen its position by expanding its current line of products to include additional innovative products that compliment the existing line.

Effective October 29, 1999, due to the Company's failure to meet certain requirements of NASDAQ rules, the Company's Ordinary Shares were de-listed from the NASDAQ Stock Market. Since that date, the securities of the Company have been traded on the OTC Bulletin Board.

In November 1999, the Company's board of directors made two strategic decisions that were carried out in 2000 and 2001. The first one was to focus the current activities of the Company by moving several main departments (such as finance, technical support and marketing) from the Company's Israeli location to the Philadelphia location. The second decision was to make a plan to combine each of the two main sign making products - Inspire and Flexi - into one future product based on the Flexi product. These two strategic decisions were successfully implemented through the year 2000 and affected the Company's basic structure. In 2001, the Company reduced its operations in Israel and moved all corporate functions to Philadelphia. Furthermore, the Company reduced its operations in Germany during 2001 and closed its office in China in January 2001. The Company opened a new office in Belgium to serve the markets of Europe, the Middle East and Africa. The Belgium entity was incorporated as Scanvec Amiable Europe.

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

The Company sold its 63.8% ownership interest in Scanvec Garment Systems Ltd. effective October 1, 2002 for $215,000. The Company received cash of $35,000 and a Note Receivable of $180,000. The buyer has provided collateral and a personal guarantee to secure repayment of the $180,000 Note Receivable. The Company may realize future commissions in excess of the $180,000 if the buyer exceeds certain revenue amounts or attracts additional capital investment in Scanvec Garment Systems, Ltd. The Company realized a gain of $66,000 on this transaction. The Company's Consolidated Statements of Operations in Item 7 include a full year of Scanvec Garment Systems Ltd.'s results in 2001 and nine months of results in 2002.

The Company employed 83 full-time employees at December 31, 2002.

Research and Development expenses, net were $2.976 million and $3.991 million in the years ended December 31, 2002 and 2001, respectively. These expenses are further discussed in Item 6 of this document.

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

The Company manages its business on a basis of one reportable operational segment. See Note 13:-Segments, Customer and Geographic Information for data presented in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", which is part of the Financial Statements in Item 7 of this document.

Industry Background

A variety of industries, including the sign making, graphic arts, textile, woodworking and printing industries, can utilize computer technologies in the design and production processes, including input and output devices, graphic design software, optimization software and software which drives the output devices and coordinates the production process. Many manufacturing companies in these industries are small to medium-size businesses, which in the past may not have been able to afford automated production devices. The Company believes that several hundred thousand of these manufacturers exist worldwide. Through 2002, the Company's products have been directed to the sign making industry, although the Company also has introduced products directed to other graphics-intensive industries described below.

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

The sign making industry is often segmented according to the type and method of sign production, including vinyl cutting (the most common type of sign making and consequently the largest segment), screen printing (for mass-volume production), wide-format printing (for short-run applications, including posters), engraving (for cutting or etching small two- or three-dimensional signs from glass, metal, plastic, and wood), routing (for production of larger three-dimensional signs from glass, metal, plastic, and wood), neon and others. Sign makers are generally small to medium-sized businesses. However, the recent introduction of technologically advanced, lower-cost hardware devices and easy-to-use, powerful computers has enabled corporations and other institutions to create signs in-house.

In addition to the sign maker's traditional vinyl cutting business, new opportunities are emerging in wide format printing services market. Both Scanvec and manufacturers of wide format printers are aggressively marketing these capabilities to the sign making market. Large format printing enables the sign maker to offer new services to existing clients and to expand into new service areas such as point of purchase displays, exhibition graphics and advertising posters. The Company positioned itself for growth in this segment by including wide format printing capabilities in its FlexiFamily of products.

Computer technology has generally replaced the traditional hand production of signs. The Company believes that computer-aided sign making, utilizing both hardware and software, has been broadly implemented in the developed countries of the world. The products used in this market include various computer hardware devices, which are used in connection with both the design of signs (input devices such as scanners, digitizing tablets and plotters) and the production of signs (output devices such as printers, engravers, routers and cutting devices), and software products which are used to design sign layouts and graphic components and to drive output devices.

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

In addition to sign making, several other graphics-intensive industries have similar design and production requirements:

Graphic Arts

The graphic arts market worldwide is divided into several segments - independent designers and graphic studios, advertising, in-house corporate graphics departments and sign makers. Designers work with special purpose software to design and manipulate images and graphic elements to produce a completed design and they require another software solution to layout (prepare) and print the image in large format. The Company's PhotoPRINT product utilizes Raster Image Processing (RIP) technology and is aimed at this market.

Printing

Wide format printing is employed in short run applications such as the production of billboards and posters, in the proofing process of gravure printing and as an alternative to the traditional chemical process of single print picture enlarging. Wide format printing is performed by machines designed for specific technologies that cost between $5,000 and $150,000 and up to $400,000 in the grand (large) format machines. These machines require specialized software to address problems raised by large image size, such as memory and communications problems, color matching and color reproduction. In addition, screen printing is used to print on a variety of products made from plastic, fabrics and other materials. The screen printing process can utilize precision design software to overcome common problems in the screen printing process, such as positioning of color layers, the need to print base layers of "natural" colors and the need to enhance colors.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company currently leases approximately 21,454 square feet in Philadelphia, Pennsylvania at a monthly rental of approximately $37,000. The space is utilized for the Company's corporate offices. The lease term expires on December 31, 2005. In addition the Company leases approximately 95 square meters in Tel Aviv, Israel, at a monthly rental of approximately $1,200. This space is utilized for operations in Israel. The Company leases approximately 214 square meters in Zaventem, Belgium, at a monthly rental of approximately $2,875. This lease is for a period of nine years which began in September, 2000. This space is utilized for sales and customer support of the Company's operations in Europe, Africa and the Middle East.

The Company also leases a small amount of office space in Orange County, California and Hamburg, Germany at a monthly rental of approximately $300 and $600 respectively. The Company believes that its current facilities are adequate for development and production operations as currently conducted and are adequately covered by insurance. In the event that additional facilities are required, the Company believes that it could obtain such additional facilities without difficulty and at commercially reasonable prices.

ITEM 3.  LEGAL PROCEEDINGS

         In February 2002, the Company settled a lawsuit with a shareholder of Scanvec Garment Systems, Ltd. (SGS), a majority-owned subsidiary. The plaintiff is an owner of Hasmark Inc. and acquired shares in SGS in consideration of SGS's purchase of substantially all of the assets of Hasmark in September 2000. The Company entered into a Settlement and Release Agreement with such shareholder pursuant to which the parties agreed to reschedule $28,000 of the Note Payable to Hasmark to be paid in 2003. The shareholder, as part of the Settlement and Release Agreement sold his SGS Ordinary Shares to the Company, for $50,000, thereby increasing the Company's ownership in Scanvec Garment Systems Ltd. from 51.8% to 63.8% prior to its sale of such interest to a minority shareholder in SGS.

         In August 2002, the Company filed a complaint, against several former directors and employees and an entity, owned by such former directors and employees, in the U.S. District Court for the Eastern District of Pennsylvania (the "Federal Court"), charging the defendants with misappropriation of Company intellectual property, misuse of confidential information, violation of the Lanham Act and several other violations of U.S. law. The defendants include former directors, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6% respectively of the Company's outstanding Ordinary Shares (see Item 11).

The U.S. Federal Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide, effective immediately. The injunction effectively prohibits the defendants from carrying on their business pending the outcome of a full trial. The defendants filed a motion asking for a stay of the injunction pending a full trial. Their motion was denied. The defendants filed an Appeal of the Order dated December 2002, pursuant to which the preliminary injunction was issued. A panel consisting of up to three federal judges will consider the Appeal. The Company has been advised that hearings on appeals of this nature typically occur at any time from four months to one year following the filing of the Appeal.

The defendants filed an additional motion asking that the preliminary injunction be stayed until the Appeal is decided upon. This motion was denied on January 27, 2003 by the judges that will rule on the Appeal.

The Company has posted a $390,000 Letter of Credit in accordance with the Court's directive to provide a security bond (see Note 9 of the Consolidated Financial Statements). The Letter of Credit will remain in place until the trial and is designated to cover losses incurred by defendants due to the injunction if they prevail at the trial. The Company seeks to collect damages and reimbursement of legal expenses as a result of a successful outcome as well as restrictions on the defendants' future business practices.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual General Meeting of Shareholders on December 30, 2002 in Tel Aviv, Israel. At the meeting, the following persons were elected as directors of the Company: Mr. Benjamin Givli, Dr. Ramon Harel, Mr. Yoav Harel, Mr. Shmulik Aran and Mr. Yoav Dopplet. Ms. Aliza Rotbard has been an independent director of the Company since August 1998. Her current term expires in August 2004. Therefore, no vote regarding Ms. Rotbard was required. Mr. Gary Stock was an independent director of the Company until his term expired in July 2002. Mr. Avi Heifetz was elected as an independent director of the Company for a period of three years.

         The following matters were voted upon at the Annual General Meeting of
         Shareholders:

         1. The election of five non-independent directors. 3,734,358 Ordinary Shares voted in favor of each nominee for directors and zero Ordinary Shares voted against the election of each nominee and zero Ordinary Shares abstained.

         2. To elect one (1) independent director of the Company, Mr. Heifetz for a three-year term. 3,734,358 Ordinary Shares voted in favor, zero Ordinary Shares voted against and zero Ordinary Shares abstained.

         3. To ratify the election of one (1) independent director of the Company, Ms. Rotbard for a three-year term commencing August 2001. 3,734,358 Ordinary Shares voted in favor, zero Ordinary Shares voted against and zero Ordinary Shares abstained.

         4. To approve the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2003 and to authorize the Board of Directors to fix the remuneration of such auditors in accordance with the volume and nature of their services in accordance with Israeli law. 3,734,358 Ordinary Shares voted in favor, zero Ordinary Shares voted against and zero Ordinary Shares abstained.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


                                              QTR
         2001        HIGH        LOW          CLOSE
         ----        ----        ---          -----

         Qtr 1       $ .630      $ .310       $ .500

         Qtr 2       $ .630      $ .280       $ .630

         Qtr 3       $ .630      $ .350       $ .400

         Qtr 4       $ .400      $ .400       $ .400


                                              QTR
         2002        HIGH        LOW          CLOSE
         ----        ----        ---          -----

         Qtr 1       $ .600      $ .400       $ .420

         Qtr 2       $ .420      $ .420       $ .420

         Qtr 3       $ .550      $ .420       $ .550

         Qtr 4       $ .550      $ .420       $ .430

Ordinary Shares


         The Company's Ordinary Shares, each having a nominal value of NIS 1.00, were listed on the NASDAQ National Market, under the symbol SVECF, from October 18, 1995 until October 29, 1999. The Ordinary Shares are not listed on any other stock exchange and have not been publicly traded outside the United States.

         As of November 25, 2002, there were approximately 14 record holders of Ordinary Shares, one of which, Cede & Company, is holding 1,733,000 of the 6,770,000 Ordinary Shares outstanding in street names on behalf of an indeterminable number of holders.

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

Dividends

         The Company has not declared or paid any cash dividends in the last three fiscal years. Under Israeli law, the declaration of any final annual cash dividends requires shareholder approval; shareholders may reduce but not increase the amount of a dividend from the amount proposed by the Board. Cash dividends may be paid by an Israeli company only out of unconsolidated retained earnings of the Company as determined for statutory purposes. Under current Israeli foreign currency regulations, any dividends or other distributions paid in respect of Ordinary Shares may be freely repatriated in non-Israeli currencies at the rate of exchange prevailing at the time of conversion, provided that Israeli income tax has been paid on (or withheld from) such payments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Revenues. In 2002, total revenues decreased approximately 5.9% to $15,345,000 from $16,304,000 in 2001. The decrease was the result of a general economic slowdown, particularly in South America and the Middle East. Revenue from Original Equipment Manufacturers (OEMs) decreased in 2002, due to reductions in printer sales. OEM revenue accounted for approximately 35% of revenues in 2002, which was a slight decrease from 2001. Approximately $116,000 of the reduction in revenue resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002. The 2001 consolidated sales contained twelve months of SGS sales while 2002 consolidated sales contain nine months of SGS sales.

Gross Profit. Cost of revenues consists of component costs, logistics costs, wages and benefits and overhead related to the production and assembly of the Company's software products, as well as royalty payments to Israel's Office of the Chief Scientist (the "OCS"), royalty payments to third parties and amortization of capitalized product development costs. Gross margin (i.e., gross profit as a percentage of sales) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.

The Company's gross profit decreased to $11,580,000 for 2002, from a gross profit of $12,679,000 in 2001. Gross profit as a percentage of sales decreased in 2002 to 75.5% from 77.8% in 2001. This decrease in gross margin percentage is due to the increased royalty expenses of $337,000. The reduction in sales volume from 2001 to 2002 is responsible for the decrease in gross margin dollars.

Research and Development. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to
(a) grants received from the OCS and (b) certain computer software development expenses capitalized by the Company. However, the Company received no OCS grants in 2002 and in 2001. As a percentage of sales, net research and development expenses decreased to 19.4% in 2002, compared to approximately 24.5% of revenue in 2001.

Research and development expenses decreased to $2,976,000 or 25.4% from $3,991,000 in 2001. Research and development activities were curtailed on a certain project resulting in additional savings during 2002.

The Company performs research and development activities in Philadelphia for the signmaking and printing products.

Selling and Marketing. Selling and marketing expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service. In 2002, selling and marketing expenses decreased by 0.5% to $5,916,000 from $5,947,000 in 2001. As a percentage of revenue, selling expenses increased to 38.6% in 2002, compared to approximately 36.5% of revenue in 2001. The decrease in expense is attributable to a lower level of advertising and trade show expenditures during 2002. The Company continues to maintain sales personnel in Europe to support the European market.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses increased approximately 23.1% to $2,995,000 in 2002, from $2,432,000 in 2001. As a percentage of revenue, general and administrative expenses represent approximately 19.5% of revenue in 2002, compared to 14.9% of revenue in 2001. Legal expenses, a component of general and administrative expenses, increased significantly in 2002 due to the Company's involvement in a lawsuit as described in Item 3.

Other Income/Expenses. Other income expense consists of interest on short-term deposits and income from exchange rate fluctuations, less interest on short-term debt and expenses from exchange rate fluctuations and gains/losses from disposition of assets. Total other income was $202,000 in 2002 compared to $17,000 in 2001. Interest contributed a net expense of $66,000 in 2002 compared to a net expense of $40,000 in 2001. Exchange rate fluctuations contributed a net income of $202,000 in 2002 compared to a net income of $57,000 in 2001. A $66,000 gain from the sale of a subsidiary's stock was realized in 2002.

Income Taxes. The Company recorded a provision for income taxes of $13,000 in 2002. In 2001, the Company recognized an income tax benefit of $425,000 in association with the reduction of a valuation allowance. This benefit was partially reduced by $12,000 in income tax expenses. The net deferred tax asset represents the value of expected future tax deductions to be realized by the Company.

Net Income (Loss). As a result of the foregoing, net loss for 2002 was $118,000 compared to net income of $739,000 in 2001. The net differences between 2002 and 2001 are: $1,099,000 reduction in gross margin offset by $483,000 reduction in operating expenses, a $119,000 increase in financial income, a $66,000 gain from the sale of an investment and $426,000 reduction in tax credits.

Liquidity and Sources of Capital

At December 31, 2002, the Company had $1,397,000 in cash and cash equivalents.

The Company historically has met its financial requirements primarily through cash provided by operations, which totaled $383,000 during 2002. Investing activities used $618,000 of cash primarily for the capitalization of software costs and purchase of property and equipment. Financing activities used $145,000 of cash for payments of obligations under capital leases and $42,000 for payments on notes payable. Total cash and cash equivalents decreased during 2002 by $352,000.

Current assets have decreased to $4,640,000 at the end of 2002 from $5,071,000 at the end of 2001 with the decrease due to trade accounts receivable and inventory. The Company believes that the collectibility of receivables has not declined even though the total outstanding value of the receivables has decreased.

The Company has $203,000 in long-term capital lease obligations of which $126,000 is due in 2003. It is anticipated that these debts will be adequately funded from operating cash flows.

The Company has a $500,000 line of credit agreement that expires in December 2003. As of December 31, 2002, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at year-end was 5.25%. The agreement is secured by $200,000 in restricted cash, as well as the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse change, and change of control. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390,000 letter of credit against the agreement in connection with certain outstanding litigation. At December 31, 2002, the Company has met all covenants and conditions under its various lending and funding agreements.

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier has assessed the Company an additional $1 million in royalty fees. The Company is currently disputing this assessment. Based upon the Company's interpretation of the contractual terms of the agreement, they have calculated an additional amount due to the supplier of $110,000. This additional liability has been recorded at December 31, 2002.

Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Environmental Matters

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets (including capitalized software), income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are the most critical and could impact our results of operations:

Revenue Recognition - The Company recognizes revenue from software sales in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. This pronouncement requires among other things, that the Company make judgments regarding when persuasive evidence of an agreement exists, when delivery of the products has occurred, when no significant obligations with regard to implementation remain, and when the fee is fixed or determinable and collect ability is probable. Management reviews the contractual terms of its agreements as well as the substance of the individual transactions in making these judgments.

Deferred Taxes - The Company maintains a valuation allowance with regard to its deferred tax assets due to its history of losses and the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax assets.

Capitalized Software Development Costs - The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred.

Amortization of software development costs is calculated as the greater of the amount of computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs commenced in November 2002 and resulted in $46,000 being charged to operations in 2002.

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

Item 7. Financial Statements

                      Scanvec Amiable Ltd. and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 2002 and 2001




                                    Contents


Report of Independent Auditors................................................18

Audited Consolidated Financial Statements

Consolidated Balance Sheets...................................................19
Consolidated Statements of Operations.........................................20
Consolidated Statements of Shareholders' Equity...............................21
Consolidated Statements of Cash Flows.........................................22
Notes to the Consolidated Financial Statements................................24

                         Report of Independent Auditors

To the Shareholders and Board of Directors
Scanvec Amiable Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Scanvec Amiable Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scanvec Amiable Ltd. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young


Philadelphia, Pennsylvania
March 7, 2003

                      Scanvec Amiable Ltd. and Subsidiaries

                           Consolidated Balance Sheets

            (Amounts in thousands except share and per share amounts)

                                                                             December 31
                                                                        2002             2001
                                                                      ---------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $   1,397       $    1,749
   Accounts receivables, net of allowance for doubtful
     accounts of $149 and $455 in 2002 and 2001, respectively             2,468            2,672
   Other current assets                                                     584              283
   Inventories                                                              191              367
                                                                      ---------------------------
Total current assets                                                      4,640            5,071

Property and equipment, net                                                 413              724
Deferred tax asset, net                                                     425              425
Intangibles and other assets                                                627              808
                                                                      ---------------------------
Total assets                                                          $   6,105       $    7,028
                                                                      ===========================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                  $     919       $      911
    Accrued expenses                                                      2,169            2,695
    Current maturities of capital lease obligations                         126              154
                                                                      ---------------------------
 Total current liabilities                                                3,214            3,760

 Capital lease obligations, net of current maturities                        77              194
 Other long-term liabilities                                                 61              218
                                                                      ---------------------------
                                                                            138              412
 Shareholders' equity:
    Share capital:
      Ordinary shares of NIS 1 par value:
       Authorized: 10,000,000 shares; issued and outstanding:
        6,770,000 shares                                                  1,523            1,523
    Additional paid-in capital                                            8,531            8,531
    Accumulated other comprehensive income                                   15                -
    Accumulated deficit                                                  (7,316)          (7,198)
                                                                      ---------------------------
 Total shareholders' equity                                               2,753            2,856
                                                                      ---------------------------
 Total liabilities and shareholders' equity                           $   6,105       $    7,028
                                                                      ===========================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                      Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                         Year ended December 31
                                                                        2002                 2001
                                                                   ----------------------------------
Revenues:
   Software licenses and other                                     $   11,126            $    11,702
   Royalties                                                            4,219                  4,602
                                                                   ----------------------------------
Total revenues                                                         15,345                 16,304

Cost of revenues                                                        3,765                  3,625
                                                                   ----------------------------------
Gross profit                                                           11,580                 12,679
                                                                   ----------------------------------

Operating costs and expenses:
   Research and development                                             2,976                  3,991
   Selling and marketing                                                5,916                  5,947
   General and administrative                                           2,995                  2,432
                                                                   ----------------------------------
 Total operating costs and expenses                                    11,887                 12,370
                                                                   ----------------------------------
(Loss) income from operations                                            (307)                   309

Other income (expense):
   Interest income                                                          8                     15
   Interest expense                                                       (74)                   (55)
   Foreign currency gain                                                  202                     57
   Gain from sale of subsidiary stock                                      66                      -
                                                                   ----------------------------------
Total other income (expense)                                              202                     17
                                                                   ----------------------------------
(Loss) income before (provision for) benefit from income taxes           (105)                   326

(Provision for) benefit from income taxes                                 (13)                   413
                                                                   ----------------------------------
Net (loss) income                                                  $     (118)           $       739
                                                                   ==================================

Net (loss) income per share--basic and diluted                     $     (0.02)          $      0.11
                                                                   ==================================
 Weighted average shares outstanding--basic and diluted              6,770,000             6,770,000
                                                                   ==================================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                             (Amounts in thousands)

                                                                                  Accumulated
                                                                 Additional          Other                               Total
                                                      Share       Paid-in        Comprehensive      Accumulated      Shareholders'
                                                     Capital      Capital           Income            Deficit           Equity
                                                 ----------------------------------------------------------------------------------
Balance as of December 31, 2000                       $1,523         $8,531        $  15             $(7,937)           $2,132
Comprehensive income:
   Net income                                              -              -            -                 739               739
   Foreign currency translation adjustments                -              -          (15)                  -               (15)
                                                                                                                    ---------------
   Comprehensive income--total                                                                                              724
                                                 ----------------------------------------------------------------------------------
Balance as of December 31, 2001                        1,523          8,531            -              (7,198)            2,856
Comprehensive loss:
   Net loss                                                -              -            -                (118)             (118)
   Foreign currency translation adjustments                -              -           15                   -                15
                                                                                                                    ---------------
   Comprehensive loss--total                                                                                              (103)
                                                 ----------------------------------------------------------------------------------
Balance as of December 31, 2002                       $1,523         $8,531        $  15             $(7,316)           $2,753
                                                 ==================================================================================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                          Year ended December 31
                                                                          2002              2001
                                                                        ---------------------------
Cash flows from operating activities
Net (loss) income                                                        $  (118)         $   739
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                             535              525
   Deferred income taxes                                                       -             (425)
   Impairment of property and equipment                                        -              105
   Loss (gain) on sale of property and equipment                               5               (5)
   Gain on sale of S.G.S.                                                    (66)               -
   Changes in operating assets and liabilities:
    Decrease in accounts receivables                                         262              210
    (Increase) decrease in other current assets                              (84)             227
    Increase in inventories                                                   (2)             (26)
    Increase (decrease) in accounts payable                                  205             (420)
    (Decrease) increase in accrued expenses and other current
     liabilities                                                            (354)              76
    Decrease in other long-term liabilities                                    -             (111)
                                                                        ---------------------------
Net cash provided by operating activities                                    383              895

Cash flows from investing activities
Proceeds from sale of property and equipment                                   -               30
Purchase of property and equipment                                          (120)            (156)
Capitalization of software costs                                            (285)            (247)
Cost of patents and trademarks                                               (22)             (11)
Proceeds from sale of stock, net                                             (58)               -
Long-term receivables from sale of S.G.S.                                   (133)               -
                                                                        ---------------------------
Net cash used in investing activities                                       (618)            (384)

                      Scanvec Amiable Ltd. and Subsidiaries

                             (Amounts in thousands)

                                                                           Year ended December 31
                                                                           2002              2001
                                                                        -----------------------------
Cash flows from financing activities
Repayment of capital lease obligations                                    $   (145)        $   (127)
Principal payments on notes payable                                            (42)            (130)
                                                                        -----------------------------
Net cash used in financing activities                                         (187)            (257)

Effect of exchange rate on cash and cash equivalents                            70              (15)
                                                                        -----------------------------
(Decrease) increase in cash and cash equivalents                              (352)             239
Cash and cash equivalents at beginning of the year                           1,749            1,510
                                                                        -----------------------------
Cash and cash equivalents at end of the year                              $  1,397         $  1,749
                                                                        =============================

Supplementary disclosure of cash flows activities
Cash paid during the year for interest                                    $     59         $     40
                                                                        =============================

Supplementary schedule of non-cash and financing activities
Acquisition of equipment through capital lease obligations                $     15         $    214
                                                                        =============================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2002

            (Amounts in thousands except share and per share amounts)

1. Description of Business

Scanvec Amiable Ltd. and subsidiaries (the Company or Scanvec Ltd.) is an Israeli corporation. The Company designs, manufactures, markets, and supports a family of high-performance software products for the sign-making, graphic arts industries, and for the machining industry. The principal markets of the Company and its subsidiaries are in North America, Europe, and the Far East. The Company sells its products primarily to the computer-aided sign industry through a network of distributors, and also receives fees for the modification of its existing software.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries, Scanvec Amiable Inc.; Scanvec Germany GmbH; and Scanvec Amiable Europe S.A. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

Translation of Foreign Currency

The local currency is the functional currency for most of the Company's international subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. Exchange gains and losses on intercompany balances of a long-term investment nature are reported in other comprehensive income. All other exchange gains and losses on intercompany balances are reported in other income (expense), net.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less, including time deposits and certificates of deposit. Included in other current assets is $200 of restricted cash at December 31, 2002. The restricted cash collateralizes the Company's line of credit (Note 9) and such amount is restricted through December 2003. There were no restrictions on cash at December 31, 2001.

Inventory

Inventory primarily consists of supplies used in the production and distribution of the Company's software, as well as hardware. It is stated at the lower of cost or market determined on the first-in, first-out (FIFO) basis.

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

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets are stated at amortized cost. Amortization is calculated using the straight-line method over the following estimated useful lives:

      Patents                                10 years
      Trademarks                              2 years

Capitalized Software Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During the years ended December 31, 2002 and 2001, $285 and $247, respectively, was capitalized as software development costs in connection with a new product.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs commenced in November 2002 and resulted in $46 being charged to operations in 2002.

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

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived and Intangible Assets (continued)

The Company estimates the future cash flows expected to result from the use of its property and equipment. Due to the fact that the future cash flows were less than the carrying amount of these assets, the Company recognized an impairment loss, in the amount of $105 as of December 31, 2001. There was no such impairment in 2002.

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net
(loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                           December 31
                                                     2002               2001
                                                  ------------------------------

Net (loss) income as reported                       $  (118)           $  739
                                                  ==============================
Pro forma net (loss) income                         $  (142)           $  716
                                                  ==============================
Pro forma net (loss) income per share--basic
  and diluted                                       $ (0.02)           $ 0.11
                                                  ==============================

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

The Company accounts for software sales in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended. Revenues from licensing software products that do not require significant production, modification, or customization is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable.

Revenues from the sale of software products that require customization are recognized as nonrecurring engineering service fees on the percentage-of-completion method of accounting using the cost-to-cost method. For contracts accounted for on the percentage-of-completion basis, revenue and profit recognized in any given accounting period are based on estimates of total projected contract costs; the estimates are continually re-evaluated and revised, when necessary, throughout the life of a contract. Any adjustments to revenue and profit due to changes in estimates are accounted for in the period of the change in estimate. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

Royalties due from sub-licensing of the Company's software are recognized when the related sales are performed. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees.

The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company's provision for returns is provided in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, based on the Company's past experience.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash equivalents, accounts receivables, and other current assets. The Company places its excess available funds in dollar and dollar-linked instruments with major banks in Israel, Europe, and the United States and by policy, seeks to ensure both liquidity and security in principal. The policy also limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms, geographic origin, and concentrations by type and issuer.

The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. The Company has historically not experienced significant losses related to individual customers or groups of customers. Management carefully monitors its client relationships in order to minimize the Company's credit risk and maintains a reserve for potential collection losses when such losses are deemed to be probable. The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. Trade accounts receivable are written off to the allowance for doubtful accounts when collection appears highly unlikely.

The Company had revenues amounting to 32% of total revenues from two OEMs during the year ended December 31, 2001. At December 31, 2001, 37% of the Company's total accounts receivable were due from these OEMs. The Company had revenues amounting to 35% of total revenues from two OEMs during the year ended December 31, 2002. At December 31, 2002, 24% of the Company's total accounts receivable were due from these OEMs.

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

Earnings per Share

Basic earnings per share (EPS) is computed by dividing consolidated net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing consolidated net income (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company's share option plan. No exercise of potentially dilutive securities is assumed when there is a net loss as the assumed exercise would be antidilutive.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs expensed for the years ended December 31, 2002 and 2001 were approximately $520 and $845, respectively.

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

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse and deliver inventory to customers. These costs were $475 and $656 for the years ended December 31, 2002 and 2001, respectively, and are included in costs of revenues.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

3. Other Current Assets

Other current assets consist of the following:

                                             December 31
                                       2002               2001
                                   -------------------------------

      Employee receivables            $    9             $    8
      Prepaid expenses                   102                233
      Restricted cash                    200                  -
      Other                              273                 42
                                   -------------------------------
                                      $  584             $  283
                                   ===============================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

4. Property and Equipment

Property and equipment consists of the following:

                                                           December 31
                                                     2002               2001
                                                  -----------------------------

      Computers and peripheral equipment           $  2,056          $  2,132
      Office furniture and equipment                    611               619
      Leasehold improvements                            121               101
      Motor vehicles                                     37               108
                                                  -----------------------------
                                                      2,825             2,960
      Accumulated depreciation                       (2,412)           (2,236)
                                                  -----------------------------
      Property and equipment, net                  $    413          $    724
                                                  =============================

Depreciation expense charged to operations was $399 and $570 for the years ended December 31, 2002 and 2001, respectively.

Property and equipment includes equipment under capital leases, which are primarily computers (Note 8), for which the net book value was $159 and $143 at December 31, 2002 and 2001, respectively.

5. Intangibles and Other Assets

Intangible and other assets consists of the following:

                                                           December 31
                                                    2002               2001
                                               --------------------------------

      Capitalized software costs                 $     532          $   1,673
      Long-term receivable                             133                  -
      Trademark                                          8                  -
      Patent                                             -                 11
      Acquired technology                                -                610
      Software rights                                    -                455
                                               --------------------------------
                                                       673              2,749
      Accumulated amortization                         (46)            (1,941)
                                               --------------------------------
      Intangible and other assets, net           $     627          $     808
                                               ================================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

5. Intangible and Other Assets (continued)

See Note 14 regarding sale of Scanvec Garment Systems.

Amortization expense was $136 and $60 for the years ended December 31, 2002 and 2001, respectively. The following represents the Company's expected amortization expense from the intangible assets included in these other assets over the next three years:

                  2003                 $   280
                  2004                     214
                  2005                       -

6. Accrued Expenses

Accrued expenses consist of the following:

                                                            December 31
                                                      2002               2001
                                                  ------------------------------

Accrued royalties                                  $     782          $     781
Accrued Payroll                                          408                582
Accrued royalties due to government authorities
  (Note 8)                                               495                615
Accrued legal                                            213                 26
Other accrued expenses                                   271                691
                                                  ------------------------------
                                                   $   2,169          $   2,695
                                                  ==============================

7. Related-Party Transactions

The Company paid salaries and related benefits of $389 and $355 during the years ended December 31, 2002 and 2001, respectively, to shareholders and their relatives, who are employed by the Company and its subsidiaries.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

8. Commitments and Contingencies

The Company leases certain office space under noncancelable operating leases. In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at December 31, 2002:

                                             Capital Leases    Operating Leases
                                          --------------------------------------

      2003                                   $   151              $  510
      2004                                        75                 500
      2005                                         9                 487
      2006                                         -                  34
      2007                                         -                  34
      Thereafter                                   -                  60
                                          --------------------------------------
      Total minimum lease payments               235              $1,625
                                                             ===================
      Less amount representing interest          (32)
                                          --------------------
      Present value of net minimum lease
        payments                             $   203
                                          ====================

Rent expense was $590 and $682 for the years ended December 31, 2002 and 2001, respectively.

The Company entered into various agreements with the Chief Scientist of the Government of Israel. The Company has an obligation to pay royalties at the rates of 3%-5% of the sales of products developed in the framework of the funded research and development projects. The aggregate royalties payable are 100%-150% of the grant received, linked to the exchange rate of the U.S. dollar. As of December 31, 2002, the Company and its subsidiary have a contingent obligation to pay royalties in the amount of $495 on sales derived from successful research and development projects. The Company is obligated to repay the Government for the grants received only to the extent that there are sales of the funded product. Royalties paid or accrued amounted to $48 and $71 for the years ended December 31, 2002 and 2001, respectively.

The Company is required to pay royalties to the Fund for the Encouragement of Marketing Activity at the rate of 3% with respect to increase in export sales of products for which the Company received participation for its marketing activities. As of December 31, 2002, the Company has no contingent obligation to pay royalties. The

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

8. Commitments and Contingencies (continued)

Company is obligated to repay the Israeli Government for the grants received only to the extent that there is an increase in export sales of the products funded.

In August 2002, the Company filed a complaint, against several former directors and employees and the company they formed, in the U.S. District Court for the Eastern District of Pennsylvania, charging the defendants with misappropriation of Company intellectual property, misuse of confidential information, violation of the Lanham Act and several other violations of U.S. law. The defendants include former directors, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6%, respectively, of the Company's outstanding Ordinary Shares.

The U.S. Federal Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide, effective immediately. The injunction effectively prohibits the defendants from carrying on their business until the trial. The defendants filed a motion asking for a stay of the injunction. Their motion was denied. The defendants issued an Appeal of the Order in December 2002 issuing the preliminary injunction. A panel of up to three judges will hear the Appeal. The hearing on this Appeal will take place when the judges have an opening in their collective schedules. Typical waiting time is four months to one year.

The defendants filed an additional motion asking that the preliminary injunction be stayed until the Appeal is decided upon.

The Company has posted a $390 Letter of Credit in accordance with the Court's directive to provide a security bond (Note 9). The Letter of Credit will remain in place until the trial and is designated to cover losses incurred by defendants due to the injunction if they prevail at the trial. The Company seeks to collect damages and reimbursement of legal expenses as a result of a successful outcome as well as restrictions on the defendant's future business practices.

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier has assessed the Company an additional $1 million in royalty fees. The Company is currently disputing this assessment. Based upon the Company's interpretation of the contractual terms of the agreement, the Company

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

8. Commitments and Contingencies (continued)

accrued additional $110 due to the supplier at December 31, 2002. This additional liability has been recorded at December 31, 2002.

9. Credit Agreements

The Company has a $500 line of credit agreement that expires in December 2003. As of December 31, 2002, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at year-end was 5.25%. The agreement is secured by $200 in restricted cash, as well as the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse change, and change of control. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390 letter of credit against the agreement in connection with certain outstanding litigation. At December 31, 2002, the Company has met all covenants and conditions under its various lending and funding agreements.

10. Share Capital

The Company's Ordinary shares, which have a nominal value of NIS1.00, are traded on the Over The Counter Bulletin Board market in the United States. The Ordinary shares entitle their holders to vote and participate in meetings, as well as the right to a pro rata share in the Company's profits and a right to a pro rata share in the excess of assets over liabilities of the Company in the event of liquidation.

In 1994, 1997, 1998, and 1999, the Board of Directors of the Company adopted Share Option Plans pursuant to which 300,000; 150,000; 300,000; and 350,000 ordinary shares, respectively, were reserved for issuance upon the exercise of options to be granted to employees of the Company. In October 2000, the Company established another Share Option Plan, which ratified the 1999 plan.

The exercise price of these options may not be less than 100% of the market price of the Company's shares on the date of grant. Any options, which are cancelled or forfeited before expiration, become available for future grants. The options granted vest over a 3-year period and expire 10 years after the date of grant.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

10. Share Capital (continued)

Following are the details of such plans:

                                                       Options Outstanding
                                                                                        Weighted
                                                                                        Average
                                 Available           Number           Exercise          Exercise
                                 for Grant         of Options          Price             Price
                             -------------------------------------------------------------------------
Balance as of
  December 31, 2000               505,900           566,100         $1.00-$6.67          $2.19
Options forfeited                  64,000           (64,000)         1.38-3.00            1.81
Balance as of
  December 31, 2001               569,900           502,100          1.00-6.67           $2.28
Options forfeited                  51,000           (51,000)         1.38-3.00            1.86
                             -------------------------------------------------------------------------
Balance as of
  December 31, 2002               620,900           451,100         $1.00-$6.67          $2.30
                             =========================================================================

The weighted average exercise price of options exercisable as of December 31, 2002 is $2.30.

The options outstanding as of December 31, 2002, have been separated into ranges of exercise price, as follows:

                                                          Weighted              Weighted Average
                      Options Outstanding and         Average Remaining        Exercise Price of
      Exercise           Exercisable as of               Contractual         Options Outstanding and
       Price              December 31, 2002              Life (Years)              Exercisable
----------------------------------------------------------------------------------------------------
       $6.67                   30,000                        0.3                    $0.44
        3.63                   20,000                        0.2                     0.26
        3.00                   25,500                        0.3                     0.22
        2.75                   37,600                        0.4                     0.28
        2.63                   30,000                        0.3                     0.20
        2.50                  100,000                        0.9                     0.60
        1.38                  108,000                        1.4                     0.20
        1.00                  100,000                        1.5                     0.10
                    --------------------------------------------------------------------------------
                              451,100                        5.3                    $2.30
                    ================================================================================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

10. Share Capital (continued)

There were no stock options granted during the year ended December 31, 2002.

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

11. Retirement Plans

Scanvec Amiable Inc., a wholly owned subsidiary, has a defined contribution retirement plan (401(k) Plan) for the benefit of eligible employees. The plan provides for matching contributions by Scanvec Amiable Inc. up to a maximum of 30% of 6% of the employee's compensation. Retirement plan expenses for the years ended December 31, 2002 and 2001 were $47 and $41, respectively.

12. Income Taxes

A reconciliation of the theoretical tax expense (benefit) assuming all income tax is taxed at the statutory rate and the actual expense (benefit) is as follows:

                                                       Year ended December 31
                                                        2002            2001
                                                    ----------------------------
Theoretical tax expense computed at the statutory     $   (36)        $   111
  rate of 34%
State taxes (net of federal benefit)                        7               -
Nondeductible expenses, net                                14               -
Carryforward losses for which valuation allowances
  were provided                                            93            (524)
Change in federal rate                                    (49)              -
Foreign taxes rate differential                           (16)              -
                                                    ----------------------------
Actual tax expense (benefit)                          $    13         $  (413)
                                                    ============================

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

12. Income Taxes (continued)

Income (loss) before income taxes consisted of the following:

                                                              Year ended December 31
                                                             2002                2001
                                                         ---------------- ----------------
Domestic                                                   $     170          $   1,650
Foreign                                                         (275)            (1,324)
                                                         ---------------- ----------------
                                                           $    (105)         $     326
                                                         ================ ================

Deferred income tax balances consist of the following:

                                                                    December 31
                                                             2002                2001
                                                         ---------------- ----------------
Net operating loss carryforward                            $   1,693          $   1,856
Reserves and allowances                                          626                314
                                                         ---------------- ----------------
Gross deferred tax assets                                      2,319              2,170
Accumulated amortization of computer software costs
  and property and equipment                                    (190)              (105)
                                                         ---------------- ----------------
Net deferred tax assets before valuation allowance             2,129              2,065
Valuation allowance                                           (1,704)            (1,640)
                                                         ---------------- ----------------
Net deferred tax assets                                    $     425          $     425
                                                         ================ ================

The Company has provided valuation allowances against the deferred tax assets resulting from tax loss carryforwards and other temporary differences; management currently believes that it is more likely than not that the deferred taxes related to these items will not be realized.

As of December 31, 2002, the Company has available in the United States net operating loss carryforwards of $4.3 million expiring between 2015 and 2021. As of December 31, 2002, Scanvec, Ltd. has available in Israel net operating loss carryforwards and deductions of $7.5 million which may be carried forward and offset against taxable income in the future for an indefinite period.

                      Scanvec Amiable Ltd. and Subsidiaries

            (Amounts in thousands except share and per share amounts)

13. Segments, Customer and Geographic Information

The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

The following presents total revenues and long-lived assets for the years ended December 31:

                                    2002                         2001
                       --------------------------------------------------------
                          Total             Long-        Total           Long-
                                            Lived                        Lived
                         Revenues          Assets       Revenues        Assets
                       --------------------------------------------------------

      North America    $ 11,410           $ 1,242     $ 11,980         $ 1,199
      Asia                1,468               179        2,081             715
      Europe              2,467                44        2,243              43
                       --------------------------------------------------------
                       $ 15,345           $ 1,465     $ 16,304         $ 1,957
                       ========================================================

Revenues classified by geographical destinations of the end customers:

                                                      Year ended December 31
                                                      2002              2001
                                                  -----------------------------

      Israel                                       $     240        $     560
      U.S.A.                                           6,200            5,423
      Far East                                         4,385            5,386
      North America (excluding U.S.A.)                   730            1,006
      Europe                                           3,790            3,365
      Others                                               -              564
                                                  -----------------------------
                                                   $  15,345        $  16,304
                                                  =============================

14. Sale of Scanvec Garment Systems (S.G.S)

On October 1, 2002, the Company sold its 63.8% ownership interest in S.G.S. to a minority shareholder in S.G.S. for $35 in cash and a long-term note receivable with a minimum value of $180. The net assets of S.G.S. primarily consisted of acquired plotter technology, capitalized software and other intangibles. The Company recognized a gain of $66 on the sale.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Nominee                      Age                                    Principal Occupation
Benjamin Givli               82            Mr. Givli has served as the Chairman of the Company since
                                           June 1998. Mr. Givli is currently serving as Chairman of
                                           OpusDent Ltd. (a subsidiary of Lumenis Ltd.). Mr. Givli was chairman of the board of directors of Laser Industries Ltd.
                                           from December 1989 until February 1998. He was Chief
                                           Executive Officer of Laser Industries Ltd. from September
                                           1992 through March 1994 and from March 1995 to February
                                           1998. From 1987 to 1989, Mr. Givli was the chairman of
                                           Israel Electric Corporation. From 1970 to 1987, he was
                                           Chairman of Koor Foods Ltd. and a member of the management of Koor Industries Ltd. From 1987 to February 1995, he was a
                                           director of Haifa Chemicals Ltd.

Dr. Ramon Harel              73            Dr. Harel currently serves as CEO of the Company and has
                                           been a director of the Company since its inception in 1990 and served as the Chairman of the Company from 1990 through the middle of 1998. He served as Chief Executive Officer
                                           from 1995 to 1997 and as Chief Financial Officer from
                                           inception to 1995. Dr. Harel was the Director General of
                                           Israel's Transport Ministry from 1969 to 1972 and served as
                                           Executive Vice President of the Israel Discount Bank from
                                           1972 to 1975. From 1978 to 1983, Dr. Harel was the Director
                                           General of the Israel Airports Authority. Dr. Harel holds a
                                           Ph.D. in Economics from Harvard University.

Yoav Harel                   36            Mr. Harel has been a director of the Company since December
                                           1998. Since June 1999, Mr. Harel has been serving as the CEO of Info Gate Online Ltd. Mr. Harel served as President of
                                           ScanVec from August 1997 through the end of 1998. From
                                           October 1995 to August 1997, Mr. Harel served as the Vice
                                           President, Sales and Marketing of ScanVec Co. (1990) Ltd.
                                           From 1991 to 1995, Mr. Harel held several positions in the
                                           Company, including Operations Manager, and Marketing and
                                           Sales Manager. Mr. Harel holds a B.A. degree in Computer
                                           Science and Business Management at the Open University.

Yoav Dopplet                 34            Mr. Dopplet has been a director of the Company since the
                                           second quarter of 2000. Mr. Dopplet currently serves as the
                                           Vice President of business development of the technological division of the Ofer Brothers Group. Since 1996, Mr. Dopplet has held various positions in the Ofer Brothers Group such as Investment Manager and assistant to the CFO. Mr. Dopplet serves as a Director in several enterprises such as Tower
                                           Semiconductor, IMI and Israel Chemicals R&D institution. Mr.
                                           Dopplet holds a B.Sc. in industrial management from the
                                           Technion Institute of Technology and a MBA from Haifa

Nominee                      Age                                    Principal Occupation
                                           University.

Shmulik Aran                 41            Mr. Aran was elected to the Board of Directors of the
                                           Company on December 30, 2002 to serve for a period of one
                                           year. Mr. Aran is currently the Chief Technology Office and
                                           Investment Manager for Ofer Brothers Hitech Investments Ltd.
                                           where he has served in this capacity since 2001. From 1998 to 2000, he served as Vice President and Sales Development
                                           Director at Natural Speech Communication. Mr. Aran was the
                                           Sales Development Director and Product and Project Manager
                                           at Comverse Network Systems from 1996 to 1997. Mr. Aran has a BSc in Mathematics and Physics from Hebrew University and an MSc in Electric Engineering from Tel Aviv University.

Aliza Rotbard               55             Ms. Rotbard has been an independent director of the Company since August 1998. Ms. Rotbard is the founder of DOORS
                                           Information Systems, Inc. and has been its Chief Executive
                                           Officer since its formation in the US in 1990. From 1985 to
                                           1989, she was President and Chief Executive Officer of
                                           Quality Computers Ltd. From 1980 to 1985, Ms. Rotbard served as Deputy General Manager, Computer Department and
                                           Operations, of the Tel-Aviv Stock Exchange. Ms. Rotbard
                                           holds a BSc. in mathematics and physics from Hebrew
                                           University, Jerusalem.

Avi Heifetz                  59            Mr. Heifetz was elected to the Board of Directors on
                                           December 30, 2002 to serve for a period of one year. Mr.
                                           Heifetz is the founder and CEO of A. Heifetz and Co. which he founded in 1988. The company is an Israeli based
                                           investment and financial management consulting firm. A.
                                           Heifetz and Co. is the managing company of A. Heifetz
                                           Technologies Ltd., an investment company with a portfolio of over thirty diverse hi-tech companies. Mr. Heifetz served as senior vice president of Leumi & Co. from 1980 to 1988. Mr.
                                           Heifetz was the managing director of Economics and Planning
                                           Department of the Ministry of Transportation in Israel from
                                           1975 to 1980. Prior to 1975, Mr. Heifetz served as a project manager for the World Bank and financial consultant to the
                                           Israel Discount Bank. Mr. Heifetz holds a MA in Economics
                                           and MBA from Hebrew University.

David Daffner             48               Mr. Daffner currently serves as the President of the
                                           Company. Mr. Daffner joined the Company in February, 2002.
                                           He was Vice President at New Hermes, Inc. since 1990. Mr.
                                           Daffner holds a BA in social science from Boston University, an MS in social science from Michigan State University and a
                                           MBA with a financial concentration from Loyola University of
                                           Chicago.

Gerald J. Kochanski         49             Mr. Kochanski currently serves as the CFO and Vice President of Finance of the Company. He has been CFO of the Company
                                           since April 2000 and a Vice President of the Company since

Nominee                      Age                                    Principal Occupation
                                           January 1999. He was the Chief Financial Officer of
                                           Marketing Technologies, Inc. from 1991 to 1998. From 1988 to
                                           1991, Mr. Kochanski was the U.S. Corporate Controller of
                                           Gist-brocades Food Ingredients Inc. He is a Certified Public
                                           Accountant and holds a MBA with a Finance concentration and a B.S. in Accounting from LaSalle University in
                                           Philadelphia.

Dr. Ramon Harel and Mr. Yoav Harel are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

During the last fiscal year, none of the directors, officers or beneficial owners of more than 10 percent of the Company's Ordinary Shares filed reports required by Section 16(a) of the Exchange Act.

Item 10. EXECUTIVE COMPENSATION

               SUMMARY COMPENSATION TABLE

                                         Annual Compensation                    Awards                      Payouts
            (a)               (b)         ( c )       (d)          (e)           (f)          (g)              (h)       (I)
         Name and                                                 Other          Stock      Securities        LTIP       All
         Position             Year       Salary      Bonus     Compensation     Awards      Option/SAR       Payouts    Other
         --------             ----       ------      -----     ------------     ------      ----------       -------    -----
Mr. Benjamin Givli            2002   $     55,000  $        0  $
Chairman                      2001   $     24,500  $        0  $
                              2000   $    123,855  $        0

Dr. Ramon Harel               2002   $    150,000  $   30,000  $
CEO                           2001   $    150,000  $        0  $
                              2000   $    118,384  $        0  $

Mr. David Daffner             2002   $    140,000  $   14,000
President                     2001   $          0  $        0
                              2000   $          0  $        0

Mr. Yacha Sutton (1)          2002   $          0  $        0  $
President/CEO                 2001   $          0  $        0  $
                              2000   $     19,200  $        0

Mr. Efi Lebel  (1)            2002   $          0  $        0  $
President/CEO                 2001   $          0  $        0  $
                              2000   $    180,400  $        0

Mr. Jim Chang  (1)            2002   $          0  $        0  $
President                     2001   $          0  $        0  $
                              2000   $    143,544

Mr. Yuan Chang (1)            2002   $          0  $        0  $
Vice President                2001   $    130,000  $        0  $
                              2000   $    114,423  $   30,000

Mr. Gerald Kochanski          2002   $    120,000  $   20,000  $
Vice President/CFO            2001   $    112,115  $           $
                              2000   $    107,308  $   20,000


----------

/(1)/ Messrs. Sutton, Lebel, J. Chang and Y. Chang were not employees of the Company during 2002

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 27, 2003, the number of Ordinary Shares beneficially owned by (a) all shareholders known to the Company to own more than 5.0% of the Company's Ordinary Shares, (b) each director and executive officer of the company, and (c) all directors and executive officers of the Company as a group.

Name and Address                 Number of Shares Owned Percent of Shares (%)
----------------                 ---------------------   ---------------------

Jim Chang                                    1,171,000                  17.3%
12 Runningbrook
Irvine, California
92620

Dr. Ramon Harel                              1,102,000                  16.3%
1530 Locust Street
Philadelphia, Pennsylvania
19102 (2)

Yuan Chang                                     585,500                   8.6%
824 Hunt Rd.
Newton Square, Pennsylvania
19073

Yu-Chung Chu                                   585,500                   8.6%
11526 Seneca Woods Ct.
Great Falls, Virginia
22066

Yozma Venture Capital Ltd.                   1,182,856                  17.5%
2 Hanamal Street
Haifa, Israel(1)

Benjamin Givli                                 201,623                   2.9%
c/o Scanvec Amiable
Atidim Industrial Park
POB 58159
Tel Aviv, Israel(1)(2)

Yacha Sutton                                   171,623                   2.5%
6 Oppenheimer Street
Tel Aviv, Israel(1)

Yoav Harel                                          -0-                    0%
c/o Scanvec Amiable Ltd.
Atidim Industrial Park
POB 58159
Tel Aviv, Israel

Shmulik Aran                                        -0-                    0%
c/o Scanvec Amiable Ltd.
Atidim Industrial Park
POB 58159
Tel Aviv, Israel

Yoav Dopplet                                        -0-                    0%
c/o Scanvec Amiable Ltd.
Atidim Industrial Park
POB 58159
Tel Aviv, Israel

Avi Heifetz                                         -0-                    0%
c/o Scanvec Amiable Ltd.
Atidim Industrial Park
POB 58159
Tel Aviv, Israel

Aliza Rotbard                                       -0-                    0%
c/o Scanvec Amiable Inc.
International Plaza Two
Suite 625
Philadelphia, PA 19113

Gerald J. Kochanski                             30,000                    .1%
c/o Scanvec Amiable Inc.
International Plaza Two
Suite 625
Philadelphia, PA 19113(2)

All directors  and  executive                2,516,479                  37.2%
officers as a group (six persons)(2)

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

(2) Includes options which are exercisable within 60 days of March 31, 2003.

The table below provides aggregate information relating to the Company's employee option plans, all of which were approved by the shareholders of the Company. Additional information concerning such employee option plans is provided in footnote 12 to the financial statements set forth in Item 7.

      Plan Category                           (a)                             (b)                            (c)

                                 Number of securities to be      Weighted-average exercise       Number of securities
                                 issued upon exercise of         price of outstanding options,   remaining available for
                                 outstanding options, warrants   warrants and rights             future issuance under
                                 and rights                                                      equity compensation plans
                                                                                                 (excluding securities
                                                                                                 reflected in column (a))
-------------------------         ---------------------------     -------------------------       ----------------------
Equity compensation plans                         451,100             $          2.30                           620,900
approved by security holders

Equity compensation plans                             -0-             Not applicable                                -0-
not approved by security
holders

Total                                             451,100             $          2.30                           620,900

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 13(a)Exhibits
3.1    Certificate of Incorporation (1)
3.2    Articles of Association (1)
10.1   Employment Contract of Dr. Ramon Harel, President/CEO dated September
          5, 2000 (1)
10.2 Employment Contract of G.J. Kochanski, Vice President/CFO dated October 26, 1999 (1)
10.3   Lease for Office of Scanvec Amiable Inc. (formerly Amiable
          Technologies) with K/B FUND II dated January 27, 1998 (1)
10.4   Asset Purchase Agreement between Hasmark, Inc., Ivan N. Markowitz,
          Peter Hasiuk, Scanvec Garment Systems, Ltd. and Scanvec Amiable, Ltd. dated September 1, 2000 (1)
10.5   Configurable Postscript Interpreter OEM License Agreement between
          Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) and Adobe Systems Incorporated dated February 7, 1997 (1)
10.6   Appendix No. 1 to the Adobe Agreement dated February 7, 1997 (1)
10.7   Appendix No. 2 to the Adobe Agreement dated February 7, 1997 (1)
10.8 Amendment No. 1, dated March 15, 1998, to Appendix No. 1 to the Adobe Agreement.(1)
10.9 Amendment No.2, dated March 15, 1999, to Appendix No. 1 to the Adobe Agreement.(1)
10.10 Letter extending Adobe agreement from February 7, 1999 to February 7, 2000 (1)
10.11 Letter extending Adobe agreement from February 7, 2000 to February 7, 2001 (1)
10.12 Letter extending Adobe agreement from February 7, 2001 to February 7, 2002 (1)
10.13  Amendment No. 3, dated February 26, 2001, to Appendix No. 1 to the
          Adobe Agreement.(1)
10.14 Agreement to Develop OEM Products for ColorCAMM PC600 between Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) and Roland DG Corporation dated May 14, 1999 (1)
10.15 OEM Agreement with Great Computer Corporation and Scanvec Amiable Inc. (formerly Amiable Technologies Inc.) dated March 10, 2000 (1)
10.16 Distributor Agreement between Scanvec Amiable Inc (formerly Amiable Technologies Inc.) and Mutoh Industries, Ltd. dated June 15, 2000 (1)
10.17 Agreement to Develop OEM Products between Scanvec Amiable Inc (formerly Amiable Technologies Inc.) and Alps Electric Co., Ltd. dated March 31, 2000 (1)
10.18 OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated March 1, 2000 (1)
10.19 OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated September 1, 2000 (1)
10.20  Agreement to Develop OEM Products between Scanvec Amiable Inc.
          (formerly Amiable Technologies Inc.) and Mimaki Engineering Co., Ltd. dated July 10, 1999 and Addendum #1 dated October 12, 2000 (1)
10.21  Agreement to Develop OEM Products between Scanvec Amiable Inc,
          (formerly Amiable Technologies Inc.) and Roland DG Corporation dated April 20, 1998 with Addendums #1 and #2 dated April 3, 2000 (1)
21.1   Subsidiaries of the registrant
24.1   Form of Power of Attorney
99.1   Certification under Section 906 of the Sarbanes-Oxley Act
(1) Incorporated by reference to Scanvec Amiable Ltd.'s Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 17, 2001.

Exhibit 21.1 Subsidiaries of Registrant

Scanvec Amiable, Ltd. - Israel owns 100% of the following companies:

Scanvec Amiable Inc.- U.S. (formerly Amiable Technologies Inc.)
Scanvec Germany GmbH-Germany (formerly Amiable GmbH)

Scanvec Amiable, Ltd. owns 5% and Scanvec Amiable Inc owns 95% of Scanvec Amiable Europe S.A.-Belgium.

Exhibit 24.1 Form of Power of Attorney

                                POWER OF ATTORNEY

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

         This Power of Attorney has been signed by the following persons in the capacities and on the dates indicated.


Signature                                   Title                       Date
---------                                   -----                       ----

----------------------------------          Director              March 30, 2003
Benjamin Givli


                                            Director              March 30, 2003
------------------------------------
Yoav Dopplet


                                            Director              March 30, 2003
------------------------------------
Yoav Harel


                                            Director              March 30, 2003
------------------------------------
Shmulik Aran


                                            Director              March 30, 2003
------------------------------------
Aliza Rotbard


                                            Director              March 30, 2003
------------------------------------
Avi Heifetz

Item 13(b) Reports on Form 8-K.

None.

Item 14  CONTROLS AND PROCEDURES

         Quarterly evaluation of our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

         Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared.

         In accordance with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         In accordance with Section 10A (i) (2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose the approval by the Audit Committee of the Board of Directors of non-audit services to be performed by Ernst & Young LLP, the Company's independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the Audit Committee approved non-audit services, including tax compliance assistance and tax consultation.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Scanvec Amiable, Ltd.

                                By: /s/ Dr. RAMON HAREL
                                    ------------------------------
                                Dr. Ramon Harel, Chief Executive Officer


                                /s/ Dr. RAMON HAREL
                                ----------------------------------
                                Dr. Ramon Harel on behalf of himself as Chief Executive Officer and Director, and as attorney-in-fact for Aliza Rotbard, Yoav Harel, Benjamin S. Givli, Shmulik Aran, Avi Heifetz and Yoav Dopplet, Directors


                                /s/ GERALD J. KOCHANSKI
                                ----------------------------------
                                Gerald J. Kochanski, Chief Financial Officer

                                  CERTIFICATION

I, Dr. Ramon Harel, Chief Executive Officer of Scanvec Amiable, Ltd., certify that:

1. I have reviewed this annual report on Form 10-KSB of Scanvec Amiable, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                              /s/ DR. RAMON HAREL
                                                  ----------------------
                                                  Dr. Ramon Harel
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Gerald J. Kochanski, Chief Financial Officer of Scanvec Amiable, Ltd., certify that:

1. I have reviewed this annual report on Form 10-KSB of Scanvec Amiable, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                              /s/ GERALD J. KOCHANSKI
                                                  -----------------------
                                                  Gerald J. Kochanski
                                                  Chief Financial Officer