Form 10QSB
period 2003-03-31
SCANVEC AMIABLE LTD
filed 2003-05-15
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  000-23734


                              SCANVEC AMIABLE, LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  ISRAEL                                         N/A
---------------------------------------------            --------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer ID)
             or organization)

International Plaza Two, Suite 625, Philadelphia, PA          19113-1518
----------------------------------------------------          ----------
    (Address of principal executive offices)                  (Zip Code)


                                 (610) 521-6300
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

Applicable only to corporate issuers
The number of shares outstanding of the issuer's common stock as of March 31, 2003 was 6,770,000.


Transitional small business disclosure format. Yes   No X
                                                  ---  ---

                              SCANVEC AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                             Page
------                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                         3

Item 2.  Management's Discussion and Analysis or                     11
         Plan of Operation

Item 3.  Controls and Procedures                                     14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           16

Item 2.  Changes in Securities and Use of Proceeds                   16

Item 3.  Defaults Upon Senior Securities                             16

Item 4.  Submission of Matters to a Vote of Security Holders         17

Item 5.  Other Information                                           17

Item 6.  Exhibits and Reports on Form 8-K                            18

Signatures                                                           19

Certification of Dr. Ramon Harel, CEO                                20

Certification of Gerald J. Kochanski, CFO                            21

Exhibit 99.1                                                         23

Item 1.  Financial Statements.
------------------------------

                      Scanvec Amiable Ltd. and Subsidiaries

                           Consolidated Balance Sheets

            (Amounts in thousands except share and per share amounts)

                                                                         March 31,        December 31,
                                                                    ---------------------------------------
                                                                           2003               2002
                                                                    ---------------------------------------
                                                                        (Unaudited)         (Audited)
Assets
Current assets:
   Cash and cash equivalents                                              $ 1,056          $   1,397
   Accounts receivable, net of allowance for doubtful
     accounts of $158 and $149 at March 31, 2003
      and December 31, 2002, respectively                                   2,482              2,468
   Other current assets                                                       559                584
   Inventories                                                                152                191
                                                                    ---------------------------------------
Total current assets                                                        4,249              4,640

Property and equipment, net                                                   365                413
Deferred tax asset, net                                                       425                425
Other assets                                                                  553                627
                                                                    ---------------------------------------
Total assets                                                              $ 5,592          $   6,105
                                                                    =======================================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                      $   781          $     919
    Accrued expenses and other current liabilities                          2,189              2,169
    Current maturities of capital lease obligations                           114                126
                                                                   ----------------------------------------
 Total current liabilities                                                  3,084              3,214

 Capital lease obligations, net of current maturities                          50                 77
 Other long-term liabilities                                                   63                 61
                                                                   ----------------------------------------
                                                                              113                138
 Shareholders' equity:
    Share capital:
    Ordinary shares of NIS 1 par value:
    Authorized: 10,000,000 shares; issued and
      outstanding: 6,770,000 shares                                         1,523              1,523
    Additional paid-in capital                                              8,531              8,531
    Accumulated other comprehensive income                                     21                 15
    Accumulated deficit                                                    (7,680)            (7,316)
                                                                   ----------------------------------------
 Total shareholders' equity                                                 2,395              2,753
                                                                   ----------------------------------------
 Total liabilities and shareholders' equity                               $ 5,592          $   6,105
                                                                   ========================================

                             See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                             Three months ended
                                                                                  March 31,
                                                                           2003               2002
                                                                   ----------------------------------------
Revenues:
   Software licenses and other                                       $       2,208       $       2,800
   Royalties                                                                   844               1,202
                                                                   ----------------------------------------
Total revenues                                                               3,052               4,002

Cost of revenues                                                               639               1,009
                                                                   ----------------------------------------
Gross profit                                                                 2,413               2,993
                                                                   ----------------------------------------

Operating costs and expenses:
   Research and development costs                                              860                 823
   Selling and marketing expenses                                            1,293               1,316
   General and administrative expenses                                         635                 616
                                                                   ----------------------------------------
Total operating expenses                                                     2,788               2,755
                                                                   ----------------------------------------
(Loss) income from operations                                                 (375)                238

Other income (expense):
   Interest income                                                               4                   3
   Interest expense                                                            (18)                (15)
   Foreign currency gain                                                        25                   6
                                                                   ----------------------------------------
Total other income (expense)                                                    11                  (6)
                                                                   ----------------------------------------


                                                                   ----------------------------------------
Net (loss) income                                                    $        (364)      $         232
                                                                   ========================================

Basic and diluted net (loss) income per share                        $       (.05)       $         .03
                                                                   ========================================
Weighted average shares outstanding -basic and diluted                  6,770,000            6,770,000
                                                                   ========================================



                            See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                                        Three month's ended
                                                                                              March 31,
                                                                                       2003            2002
                                                                                  ---------------------------------
Cash flows from operating activities:

    Net (loss) income                                                                  $(364)          $232
    Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Depreciation and amortization                                                      130            129
      Changes in operating assets and liabilities:
      Increase in accounts receivables                                                   (14)          (351)
      Decrease in inventories                                                             39             91
      Decrease (increase) in other current assets                                         25           (148)
      Decrease in accounts payable                                                      (138)          (174)
      Increase (decrease) in accrued expenses and other current liabilities               20           (107)
      Increase (decrease) in other long-term liabilities                                   2             (1)
                                                                                  ---------------------------------
Net cash used in operating activities                                                   (300)          (329)
                                                                                  ---------------------------------

Cash flows from investing activities:
    Proceeds from long-term receivable                                                     6              -
    Purchase of property and equipment                                                   (14)           (19)
    Cost of patent application -plotters                                                   -            (10)
                                                                                  ---------------------------------
Net cash used in investing activities                                                     (8)           (29)

Cash flows from financing activities:
    Repayment of capital lease obligations                                               (39)           (41)
                                                                                  =================================
Net cash used in financing activities                                                    (39)           (41)

Effect of exchange rate on cash and cash equivalents                                       6            (21)

Decrease in cash and cash equivalents for the period                                    (341)          (420)
                                                                                  ---------------------------------
Cash and cash equivalents, beginning of the period                                     1,397          1,749

Cash and cash equivalents, end of the period                                          $1,056         $1,329
                                                                                  =================================

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                             $11            $15
                                                                                  ---------------------------------


                            See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)

1. DESCRIPTION OF BUSINESS

   Scanvec Amiable Ltd. and subsidiaries (the "Company" or "Scanvec Ltd.") is an Israeli corporation. The Company designs, manufactures, markets and supports a family of software products for the sign making and graphic arts industries. The principal markets of the Company and its subsidiaries are in North America, Europe and the Far East. The Company sells its products primarily to the computer aided sign industry, through a network of distributors and also receives fees for the modification of its existing software.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Information

   The accompanying unaudited consolidated financial statements for the three months ended March 31, 2003, and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

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

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)

   Basis of Presentation

   The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries, Scanvec Amiable Inc.; Scanvec Inc.; Scanvec Germany GmbH; and Scanvec Amiable Europe S.A.. The 2002 Consolidated Financial Statements of the Company include its 63.8% interest in Scanvec Garment Systems Ltd. The Company sold its investment in Scanvec Garment Systems, Ltd. effective October 1, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. During 2002, the Company consolidated 100% of the losses of Scanvec Garment Systems Ltd. because it believed it was ultimately responsible for resolving the entity's net liabilities.

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

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)


   Revenues from the sale of software products that require customization are recognized as nonrecurring engineering service fees on the percentage-of-completion method of accounting using the cost-to-cost method. For contracts accounted for on the percentage-of-completion basis, revenues and profit recognized in any given accounting period are based on estimates of total projected contract costs; the estimates are continually re-evaluated and revised, when necessary, throughout the life of a contract. Any adjustments to revenue and profit due to changes in estimates are accounted for in the period of the change in estimate. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

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


   Net (Loss) Income per Share

   Net (loss) income per share is computed in accordance with Financial Accounting Standard No. 128, Earnings per Share (FAS 128), which requires computing and disclosing both basic and diluted net loss (income) per share. Basic net loss (income) per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company's share option plan. No exercise of potentially dilutive securities is assumed when there is a net loss as the assumed exercise would be antidilutive.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)


   Reclassifications

   Certain prior-year amounts have been reclassified to conform to current period presentation.

   Accounting for Stock-Based Compensation

   The Company has a stock-based employee compensation plan. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income (loss) as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                              March 31
                                                      2003              2002
                                                  -----------------------------

   Net (loss) income as reported                     $  (364)          $ 232
                                                  =============================
   Pro forma net (loss) income                       $  (364)          $ 226
                                                  =============================

   Pro forma net (loss) income per share--
    basic and diluted                                 $(0.05)          $0.03
                                                  =============================

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

   The following presents total revenues and long-lived assets for the quarters ended March 31, 2003 and 2002:


                                                     Three months   Balance
                                                       ended         ended
                              Three months ended      March 31,   December 31,
                                March 31, 2003          2002         2002
                             ----------------------- ------------------------
                                           Long-                     Long-
                               Total       lived        Total        lived
                             revenues      assets      revenues     assets
                             ----------- ----------- ------------- ----------

             America          $2,232        $1,133     $2,988         $1,242
             Israel               35           167        450            179
             Europe              785            43        564             44
                             ----------- ----------- ------------- ----------
                              $3,052        $1,343     $4,002         $1,465
                             =========== =========== ============= ==========

   Revenues classified by geographical destinations of the end customers:

                                                  Three Months ended March 31,
                                                  ----------------------------
                                                       2003          2002
                                                    -----------------------

                  Israel                                $37          $174
                  U.S.A.                              1,171         1,033
                  Far East                              795         1,364
                  America (excluding U.S.A.)            117           156
                  Europe                                932         1,229
                  Others                                  -            46
                                                    ----------------------
                                                     $3,052        $4,002
                                                    ======================

4. COMPREHENSIVE INCOME (LOSS)

   Total comprehensive income (loss) was $(343) and $211 for the three months ended March 31, 2003 and 2002, respectively and consisted of net income
   (loss) and foreign currency translation adjustments.

5. CONTINGENCY

   During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier has assessed the Company an additional $1 million in royalty fees. The Company is currently disputing this assessment. Based upon the Company's interpretation of the contractual terms of the agreement, they have calculated an additional amount due to the supplier of $110,000. This additional liability has been recorded at March 31, 2003 and December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Forward Looking Statements. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Annual Report on Form 10-KSB, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto). Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the Company's consolidated financial statements set forth above in Item 1.

Revenue. In the three months ended March 31, 2003, total revenue decreased approximately $950,000 or 23.7% to $3,052,000, from $4,002,000 during the same period in 2002. Approximately $406,000 of the reduction in revenue resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Royalty revenue decreased by $358,000 due to reduced sales of hardware by OEM customers. Sales of brand name products decreased by $186,000 due to sluggish economic conditions.

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

The Company's gross profit decreased to $2,413,000 for the three months ended March 31, 2003, from a gross profit of $2,993,000 during the same period in 2002. Gross profit as a percentage of sales increased in 2003 to 79.1% from 74.8% in 2002. Cost of Sales decreased approximately $370,000 due to a $243,000 reduction in royalty expense. This reduction in royalty coincides with the reduced revenue from OEM customers. Approximately $133,000 of the reduction in Cost of Sales resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. There have not been any significant changes in the cost of any product components.

Research and Development Expenses. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to (a) grants received from the OCS and (b) certain computer software development expenses capitalized by the Company. The Company received no grants in the period for 2002 or 2003.

Net research and development expenses increased approximately $37,000 or 4.5% to $860,000 for the three months ended March 31, 2003 from $823,000 during the same period in 2002. There was $68,000 of amortization of capitalized software development costs incurred during the three months ended March 31, 2003 compared to no such expenditure during the same period in 2002. Approximately $126,000 of reductions in Research and Development Expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Increased spending of $72,000 in wages, $44,000 in contractor services and $13,000 in travel expenses took place during the three months ended March 31, 2003. Reductions of $34,000 were realized in other expenses. As a percentage of sales, net research and development expenses increased to 28.2% for the three months ended March 31, 2003, compared to approximately 20.6% of sales for the same period in 2002.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, for the three months ended March 31, 2003, decreased by approximately $23,000 or 1.7% to $1,293,000 from $1,316,000 during the same period in 2002. Approximately $140,000 of reductions in selling expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Increased spending of $63,000 in marketing expenditures, $44,000 in travel expenses and $10,000 in other expenses took place during the three months ended March 31, 2003. As a percentage of sales, selling expenses increased to 42.4% for the three months ended March 31, 2003 compared to approximately 32.9% of sales for the same period in 2002.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses increased approximately $19,000 or 3.1% to $635,000 for the three months ended March 31, 2003, from $616,000 during the same period in 2002. Approximately $116,000 of reductions in general and administrative expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Increased spending of $106,000 in legal expenses related to the lawsuit referred to Part II, Item 1, took place in the three months ended March 31, 2003. As a percentage of sales, General and Administrative expenses increased to approximately 20.8% for the three months ended March 31, 2003 compared to 15.4% of sales for the same period in 2002.

Other Income/Expense. Financial expenses consist of interest on short-term debt and foreign currency gains and losses from exchange rate fluctuations. Other income/expense was $11,000 for the three months ended March 31, 2003, compared to an expense of $6,000 for the same period in 2002. Foreign currency gains of $25,000 contributed to the 2003 financial income. These foreign currency gains are due to the favorable relationship of the Euro compared to the U.S. dollar.

Income Taxes. The Company paid no taxes on income in the first quarter of 2003, or in 2002, due to the existence of net operating loss carryforwards.

Net Income (Loss). As a result of the foregoing, the net loss for the three months ended March 31, 2003 was $364,000 compared to net income of $232,000 for the same period in 2002.

Liquidity and Sources of Capital
--------------------------------

At March 31, 2003, the Company had $1,056,000 in cash and cash equivalents.

The Company has met its financial needs primarily through available working capital. Operating activities used $300,000 of cash during the first three months of 2003. Investing activities used $8,000 of cash primarily for the purchase of computers and other office equipment. Financing activities used $39,000 of cash for payments of obligations under capital leases. Total cash and cash equivalents decreased during the first three months of 2003 by $341,000.

The ratio of current assets to current liabilities was 1.38 at March 31, 2003 compared with 1.44 at December 31, 2002. Current assets have decreased $391,000 to $4,249,000 at March 31, 2003 from $4,640,000 at the end of 2002 with the decrease due primarily to cash.

The Company has $50,000 in long-term notes and capital lease obligations. It is anticipated that these obligations will be adequately funded from operating cash flows. The Company intends to generate adequate positive cashflow from operations in order to meet all of its commitments.

The Company has obtained a $500,000 line of credit pursuant to a Loan Agreement, signed December 2, 2002, which expires in December 2003. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at March 31, 2003 was 4.25%. The agreement is secured by $200,000 in restricted cash, as well as the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse change, and change of control. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable upon the occurrence of an event of default. The Company has issued a $390,000 letter of credit against the agreement in connection with certain outstanding litigation. This Letter of Credit is a financial accommodation as described in the Loan Agreement and therefore, is relevant to the financial covenants and ratios which are to be determined as of December 31, 2002 and March 31, 2003. The Company did not meet the financial covenants and ratios, as defined by the Loan Agreement, at December 31, 2002 and March 31, 2003. This is an Event of Default under the terms of the Loan Agreement and the Lender has the right to demand payment of all outstanding indebtedness. As of March 31, 2003 and December 31, 2002, there were no borrowings under this facility. The Lender waived compliance with the above-referenced covenants, and thus any claim to an Event of Default, for the failure to meet the covenant requirements at December 31, 2002 and March 31, 2003.

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier has assessed the Company an additional $1 million in royalty fees. The Company is currently disputing this assessment. Based upon the Company's interpretation of the contractual terms of the agreement, they have calculated an additional amount due to the supplier of $110,000. This additional liability has been recorded at March 31, 2003 and December 31, 2002.

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

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs commenced in November 2002 and resulted in $68,000 being charged to operations in the three months ended March 31, 2003.

Item 3.  Controls and Procedures.

Quarterly evaluation of our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

         In accordance with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

In August 2002, the Company filed a complaint, against several former directors and employees and an entity, owned by such former directors and employees, in the U.S. District Court for the Eastern District of Pennsylvania (the "Federal Court"), charging the defendants with misappropriation of Company intellectual property, misuse of confidential information, violation of the Lanham Act and several other violations of U.S. law. The defendants include former directors, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6% respectively of the Company's outstanding Ordinary Shares.

The U.S. Federal Court issued an order granting a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide, effective immediately. The injunction effectively prohibits the defendants from carrying on their business pending the outcome of a full trial. The defendants filed a motion asking for a stay of the injunction pending a full trial. Their motion was denied. The defendants filed an Appeal of the Order dated December 2002. A panel consisting of up to three federal judges will consider the Appeal. The Company has been advised that hearings on appeals of this nature typically occur at any time from four months to one year following the filing of the Appeal.

The defendants filed an additional motion asking that the preliminary injunction be stayed until the Appeal is decided upon. This motion was denied on January 27, 2003 by the judges that will rule on the Appeal.

The Company has posted the Letter of Credit in accordance with the Court's directive to provide a security bond. The Letter of Credit will remain in place until the trial and is designated to cover losses incurred by defendants due to the injunction if they prevail at the trial. The Company seeks to collect damages and reimbursement of legal expenses as a result of a successful outcome as well as restrictions on the defendants' future business practices.

In November 2002, the Company filed a complaint in Israel against Jim Chang and Yuan Chang, who currently own 17.3% and 8.6% respectively of the Company's outstanding Ordinary Shares and Luciana Chang, who is married to Jim Chang. The complaint alleges that they violated their fiduciary duties as Directors and Officers as a result of their activities with Amica Software. The complaint has been answered by the Defendants and no further action has transpired as of March 31, 2003.


Item 2. Changes in Securities.
------------------------------

                  None.


Item 3. Defaults Upon Senior Securities.
----------------------------------------

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

        None.


Item 5. Other Information.
--------------------------

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier has assessed the Company an additional $1 million in royalty fees. The Company is currently disputing this assessment. Based upon the Company's interpretation of the contractual terms of the agreement, the Company has calculated an additional amount due to the supplier of $110,000. This additional liability has been recorded at March 31, 2003 and December 31, 2002.

There is a difference of opinion between the two parties as to the basis on which royalty is to be calculated for certain products. The Company has corresponded with the management of the supplier, explaining its position and has requested a meeting to resolve this issue. The Company is waiting for a reply.

Although the Company believes that its interpretation of the assessment is correct and that it can agree upon a reasonable settlement with the supplier, if the ultimate resolution of the dispute favors the supplier's interpretation of the royalty fee assessment, it would be likely to have a material adverse effect upon the Company's liquidity and financial resources.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) EXHIBITS

Exhibit
Number                     Exhibit Name
-------                    ------------
 3.1                       Certificate of Incorporation(1)
 3.2                       Articles of Association(1)
 99.1                      Certification pursuant to Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The registrant filed a report on Form 8-K on March 27, 2003 to report the following:

Sale of Scanvec Garment Systems (SGS)
-------------------------------------

On October 1, 2002, the Company sold its 63.8% ownership interest in SGS to a minority shareholder in SGS for $35,000 in cash and a long-term note receivable with a minimum value of $180,000. The net assets of SGS primarily consisted of acquired plotter technology. The Company recognized a gain of $66,000 on the sale.

The value of the net assets used in this transaction was arrived at through negotiations between the buyer and seller.



--------
(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable, Ltd for the year ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 1, 2002).

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCANVEC AMIABLE, LTD.


Date: May 15, 2003                          By: Dr. Ramon Harel
                                                ------------------------
                                                Dr. Ramon Harel
                                                Chief Executive Officer





Date: May 15, 2003                          By: Gerald J. Kochanski
                                                ------------------------
                                                Gerald J. Kochanski
                                                Chief Financial Officer

                                  CERTIFICATION


I, Dr. Ramon Harel, Chief Executive Officer of Scanvec-Amiable, Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Scanvec-Amiable, Ltd.

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







Date: May 15, 2003                                     Dr. Ramon Harel
                                                       -----------------------
                                                       Dr. Ramon Harel
                                                       Chief Executive Officer

                                  CERTIFICATION


I, Gerald J. Kochanski, Chief Financial Officer of Scanvec-Amiable, Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Scanvec-Amiable, Ltd.

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




Date: May 15, 2003                                    Gerald J. Kochanski
                                                      -----------------------
                                                      Gerald J. Kochanski
                                                      Chief Financial Officer

                                 Exhibit Index

Exhibit      Description
-------      -----------

99.1         Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002