Form 10QSB
period 2003-06-30
SCANVEC AMIABLE LTD
filed 2003-08-14
CIK 919173

                          U.S. SECURITIES AND EXCHANGE
                           COMMISSION Washington, D.C.
                                      20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


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


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No X

Applicable only to corporate issuers
The number of shares outstanding of the issuer's common stock as of June 30, 2003 was 6,770,000.


Transitional small business disclosure format.  Yes___ No  X

                              SCANVEC AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                                      Page
------                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                     3

Item 2.  Management's Discussion and Analysis of                              14
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                              19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 2.  Changes in Securities                                                21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                    23

Exhibit 31.1  Certification Under Section 302 of                              24
              The Sarbanes-Oxley Act of 2002 (CEO)

Exhibit 31.2  Certification Under Section 302 of                              26
              The Sarbanes-Oxley Act of 2002 (CFO)

Exhibit 32    Certification Under Section 906 of                              28
              The Sarbanes-Oxley Act of 2002

                      Scanvec Amiable Ltd. and Subsidiaries

                           Consolidated Balance Sheets

            (Amounts in thousands except share and per share amounts)

                                                                         June 30,       December 31,
                                                                     -------------------------------
                                                                           2003             2002
                                                                     -------------------------------
                                                                       (Unaudited)       (Audited)
Assets
Current assets:
   Cash and cash equivalents                                         $      1,023          $   1,397
   Accounts receivable, net of allowance for doubtful
     accounts of $155 and $149 at June 30, 2003
     and December 31, 2002, respectively                                    2,431              2,468
   Other current assets                                                       598                584
   Inventories                                                                 88                191
                                                                     -------------------------------
Total current assets                                                        4,140              4,640

Property and equipment, net                                                   306                413
Deferred tax asset, net                                                       425                425
Other assets                                                                  559                627
                                                                     -------------------------------
Total assets                                                         $      5,430          $   6,105
                                                                     ===============================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                 $        926          $     919
    Accrued expenses and other current liabilities                          1,895              2,169
    Current maturities of capital lease obligations                           111                126
                                                                     -------------------------------
 Total current liabilities                                                  3,084              3,214

 Capital lease obligations, net of current maturities                          23                 77
 Other long-term liabilities                                                   60                 61
                                                                     -------------------------------
                                                                               83                138
 Shareholders' equity:
    Share capital:
    Ordinary shares of NIS 1 par value:
    Authorized: 10,000,000 shares; issued and outstanding:
      6,770,000 shares                                                      1,523              1,523
    Additional paid-in capital                                              8,531              8,531
    Accumulated other comprehensive income                                     26                 15
    Accumulated deficit                                                    (7,665)            (7,316)
                                                                     -------------------------------
 Total shareholders' equity                                                 2,415              2,753
                                                                     -------------------------------
 Total liabilities and shareholders' equity                          $      5,430          $   6,105
                                                                     ===============================

              See accompanying notes.


                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                             Three months ended
                                                                                  June 30,
                                                                           2003               2002
                                                                    --------------------------------
Revenues:
   Software licenses and other                                      $       2,783      $       3,031
   Royalties                                                                  614              1,267
                                                                    --------------------------------
Total revenues                                                              3,397              4,298

Cost of revenues                                                            1,027                975
                                                                    --------------------------------
Gross profit                                                                2,370              3,323
                                                                    --------------------------------

Operating costs and expenses:
   Research and development costs                                             555                817
   Selling and marketing expenses                                           1,262              1,448
   General and administrative expenses                                        554                717
                                                                    --------------------------------
Total operating expenses                                                    2,371              2,982
                                                                    --------------------------------
(Loss) income from operations                                                  (1)               341

Other income (expense):
   Interest income                                                             (2)                 2
   Interest expense                                                            (2)               (15)
   Foreign currency gain                                                       20                 (8)
                                                                    --------------------------------
Total other income (expense)                                                   16                (21)
                                                                    --------------------------------

Net income                                                          $          15      $         320
                                                                    ================================

Basic and diluted net income per share                              $         ---      $         .05
                                                                    ================================
Weighted average shares outstanding - basic and diluted                 6,770,000          6,770,000
                                                                    ================================



See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands except share and per share amounts)

                                                                              Six months ended
                                                                                   June 30,
                                                                           2003               2002
                                                                    --------------------------------
Revenues:
                                                                    $       4,991       $      5,831
   Software licenses and other
   Royalties                                                                1,458              2,469
                                                                    --------------------------------
Total revenues                                                              6,449              8,300

Cost of revenues                                                            1,734              1,984
                                                                    --------------------------------
Gross profit                                                                4,715              6,316
                                                                    --------------------------------
Operating costs and expenses:
   Research and development costs                                           1,347              1,640
   Selling and marketing expenses                                           2,555              2,778
   General and administrative expenses                                      1,189              1,319
                                                                    --------------------------------
Total operating expenses                                                    5,091              5,737
                                                                    --------------------------------
(Loss) income from operations                                                (376)               579

Other income (expense):
   Interest income                                                              2                  4
   Interest expense                                                           (20)               (29)
   Foreign currency gain (loss)                                                45                 (2)
                                                                    --------------------------------

Total other income (expense)                                                   27                (27)
                                                                    --------------------------------

Net (loss) income                                                   $        (349)      $        552
                                                                    ================================

Basic and diluted net (loss) income per share                       $        (.05)      $        .08
                                                                    ================================
Weighted average shares outstanding - basic and diluted                 6,770,000          6,770,000
                                                                    ================================

See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

            (Amounts in thousands except share and per share amounts)

                                                                                 Six months ended
                                                                                     June 30,
                                                                              2003              2002
                                                                         ------------------------------
Cash flows from operating activities:

    Net (loss) income                                                    $   (349)          $    552
    Adjustments to reconcile net (loss) income
      to net cash (used in) provided by operating activities:
       Depreciation and amortization                                          263                261
       Loss on sale of property and equipment                                   -                  4
       Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                              37               (253)
       Decrease in inventories                                                103                 66
       Increase in other current assets                                       (14)              (124)
       Increase in accounts payable                                             7                 61
       Decrease in accrued expenses and other current
        liabilities                                                          (274)               (96)
       Decrease in other long-term liabilities                                 (1)                 -
                                                                         ---------------------------
Net cash (used in) provided by operating activities                          (228)               471
                                                                         ---------------------------

Cash flows from investing activities:
     Proceeds from long-term receivable                                        27                  6
     Purchase of property and equipment                                       (19)               (55)
     Capitalization of software development costs                             (96)              (195)
     Cost of patent application-plotters                                        -                (13)
                                                                         ---------------------------
Net cash used in investing activities                                         (88)              (257)

Cash flows from financing activities:
     Repayment of capital lease obligations                                   (69)               (88)
     Repayment of notes payable                                                 -                (30)
                                                                         ===========================
Net cash used in financing activities                                         (69)              (118)

Effect of exchange rate on cash and cash equivalents                           11                 49

(Decrease) increase in cash and cash equivalents for the period              (374)               145
                                                                         ---------------------------
Cash and cash equivalents, beginning of the period                          1,397              1,749

Cash and cash equivalents, end of the period                             $  1,023           $  1,894
                                                                         ===========================

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                  $20           $     29
                                                                         ===========================


See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)

              1.  DESCRIPTION OF BUSINESS

                  Scanvec Amiable Ltd. and subsidiaries (the "Company" or "Scanvec Ltd.") is an Israeli corporation. The Company designs, manufactures, markets and supports a family of high performance software products for the sign making, graphic arts, wide-format digital printing and engraving industries. The principal markets of the Company and its subsidiaries are in North America, Europe and the Far East. The Company sells its products primarily to the computer aided sign industry, through a network of distributors and also receives fees for the modification of its existing software.

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Interim Financial Information

                  The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2003, and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

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

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)

          Basis of Presentation

          The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries, Scanvec Amiable Inc.; Scanvec Inc.; Scanvec Germany GmbH.; and Scanvec Amiable Europe S.A.. The 2002 consolidated financial statements of the Company include its 63.8% interest in Scanvec Garment Systems Ltd. The Company sold its investment in Scanvec Garment Systems, Ltd. effective October 1, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. During 2002, the Company consolidated 100% of the losses of Scanvec Garment Systems Ltd., because it believed it was ultimately responsible to resolve the entity's net liabilities.

          Revenue Recognition

          The Company derives its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers, both of whom are considered end users. The Company and its subsidiaries are also entitled to royalties from Original Equipment Manufacturers ("OEM") upon the sub-licensing to end-users.

          The Company accounts for software sales in accordance with Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended. Revenues from licensing software products that do not require significant production, modification or customization is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)

          Revenue Recognition (continued)

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

          Net (Loss) Income per Share

          Net (loss) income per share ("EPS") is computed in accordance with Financial Accounting Standard No. 128 ("FAS No. 128"), Earnings per Share. FAS No. 128 requires computing and disclosing both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net (loss) income by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company's share option plan. No exercise of potentially dilutive securities is assumed when there is a net loss as the assumed exercise would be antidilutive.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)

          Accounting for Stock-Based Compensation

          The Company has a stock-based employee compensation plan. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

          The following table illustrates the effect on net (loss) income and
          (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                             Six months ended
                                                                  June 30,
                                                            2003          2002
                                                          ----------------------
Net (loss) income as reported                             $ (349)          $ 552
                                                          ======================
Pro forma net (loss) income                               $ (349)          $ 540
                                                          ======================

Pro forma net (loss) income per share--basic
  and diluted                                             $(0.05)          $0.08
                                                          ======================

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

              The following presents total revenues and long-lived assets for the six months ended June 30, 2003 and 2002:

                                                                     Six months ended June    Six months ended June
                                                                            30, 2003                 30, 2002
                                                                    ------------------------- ----------------------
                                                                                    Long-                    Long-
                                                                       Total        lived        Total       lived
                                                                     revenues      assets      revenues     assets
                                                                    ------------ ------------ ------------ ---------

                      America                                         $4,911        $1,109      $6,206        $1,092
                      Israel                                              44           140         915           618
                      Europe                                           1,494            41       1,179            44
                                                                      ------        ------      ------        ------
                                                                      $6,449        $1,290      $8,300        $1,754
                                                                      ======        ======      ======        ======

              Revenues classified by geographical destinations of the end customers:


                                                                                         Six months ended
                                                                                             June 30,
                                                                                --------------------------------
                                                                                    2003                  2002
                                                                                --------------------------------
                       Israel                                                     $     44              $    105
                       U.S.A.                                                        2,654                 3,270
                       Far East                                                      1,522                 2,592
                       America (excluding U.S.A.)                                      337                   392
                       Europe                                                        1,892                 1,941
                                                                                  ------------------------------
                                                                                  $  6,449              $  8,300
                                                                                  ==============================

          4.  COMPREHENSIVE (LOSS) INCOME

              Total comprehensive (loss) income was $(338) and $601 for the six months ended June 30, 2003 and 2002, respectively and consisted of net (loss) income and foreign currency translation adjustments.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)


          5. COMMITMENTS AND CONTINGENCIES

              During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier assessed the Company an additional $1,000 in royalty fees. The Company disputed this assessment. Based upon the Company's interpretation of the contractual terms of the agreement, they calculated an additional amount due to the supplier of $110. This additional liability was recorded at March 31, 2003 and December 31, 2002. During the three month period ended June 30, 2003, the Company and the supplier arrived at a settlement on this issue in an amount of $250, which is to be paid in five equal monthly installments beginning in June 2003. The Company paid the initial installment in June 2003 and its June 30, 2003 Balance Sheet reflects a liability of $200. The amount of the settlement is secured by the assets of the Company.

              The Company has a $500 line of credit as the result of a Loan Agreement, signed December 2, 2002, which expires in December 2003. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at June 30, 2003 was 5.00%. The agreement is secured by $200 in restricted cash, as well as, the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse changes, and change of control. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390 Letter of Credit against the agreement in connection with certain outstanding litigation. This Letter of Credit is a financial accommodation as described in the Loan Agreement and therefore, is relevant to the financial covenants and ratios which are to be determined as of December 31, 2002 and June 30, 2003. The Company did not meet the financial covenants and ratios, as defined by the Loan Agreement, at December 31, 2002 and June 30, 2003. This is an Event of Default under the terms of the Loan Agreement and the lender has the right to demand payment of all outstanding indebtedness. As of June 30, 2003 and December 31, 2002, there were no borrowings under this facility. The lender waived compliance with the above-referenced covenants, and thus any claim to an Event of Default, for the failure to meet the covenant requirements at December 31, 2002 and June 30, 2003.

                      Scanvec Amiable Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

            (Amounts in thousands except share and per share amounts)


              COMMITMENTS AND CONTINGENCIES (continued)

              In August 2002, the Company filed a complaint against several former directors and employees and an entity owned by such former directors and employees named Amica Software, in the U.S. District Court for the Eastern District of Pennsylvania (the "Federal Court"), charging the defendants with misappropriation of Company intellectual property, misuse of confidential information, violation of the Lanham Act and several other violations of U.S. law. The defendants include former directors, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6%, respectively, of the Company's outstanding Ordinary Shares.

              The U.S. Federal Court granted a preliminary injunction in December 2002, prohibiting the defendants from continuing their activities worldwide effective immediately. The injunction effectively prohibits the defendants from carrying on their business pending the outcome of a full trial. The defendants filed a motion asking for a stay of the injunction pending a full trial. Their motion was denied. The defendants filed an Appeal of the Order dated December 2002, pursuant to which the preliminary injunction was issued. A panel consisting of up to three federal judges will consider the Appeal. A hearing on the Appeal is anticipated to be held in September 2003.

              The Company is contingently liable for $76 of legal services and a premium of $19, if the preliminary injunction is not overturned on Appeal or if the Appeal is dropped or if an out of court settlement of this case is reached by the parties. These liabilities are not recorded in the Company's balance sheet at June 30, 2003 in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, as we are unable to predict with any certainty the ultimate outcome of the relevant events.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   Comparison of the three and six month periods ended June 30, 2003 and 2002.


Forward Looking Statements. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations there under), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Annual Report on Form 10-KSB, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Revenue. In the three months ended June 30, 2003, total revenue decreased approximately $901,000 or 20.9% to $3,397,000, from $4,298,000 during the same period in 2002. Approximately $443,000 or 49.2% of the reduction in revenue resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Revenue from sub-licensing, decreased by $653,000 for the three months ended June 30, 2003, compared to the same period in 2002, due to reduced sales of hardware by OEM customers. Revenue from license fees increased by $147,000 and revenue from non-recurring engineering fees increased $48,000 for the three months ended June 30, 2003, compared to the same period in 2002.

In the six months ended June 30, 2003, total revenue decreased approximately $1,851,000 or 22.3% to $6,449,000 from $8,300,000 during the same period in
2002. Approximately $849,000 or 45.9% of the reduction in revenue resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Revenue from sub-licensing, decreased by $1,011,000 for the six months ended June 30, 2003, compared to the same period in 2002, due to reduced sales of hardware by OEM customers. Revenue from license fees increased by $285,000 while revenue from non-recurring engineering fees decreased $276,000 for the three months ended June 30, 2003, compared to the same period in 2002.

Gross Profit. Cost of revenues consists of component costs, logistics costs, wages, benefits and overhead related to the production and assembly of the Company's software products, royalty payments to third parties and amortization of capitalized software development costs. Gross margin (i.e., gross profit as a percentage of sales) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.

The Company's gross profit decreased $953,000 or 28.6% to $2,370,000 for the three months ended June 30, 2003, from a gross profit of $3,323,000 during the same period in 2002. Approximately $324,000 or 34.0% of the reduction in the gross profit resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002.

Cost of revenues increased $52,000 or 5.3% to $1,027,000 for the three months ended June 30, 2003, from $975,000 during the same period in 2002. Approximately $119,000 of a reduction in the cost of revenues resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. This reduction was offset by an additional $140,000 of royalty expense recorded in the three months ended June 30, 2003 related to the settlement of a dispute between the Company and a supplier. See Note 5-Commitment in Part I, Item 1, Consolidated Financial Statements and Part II,
Item 5, Other Information in this document for a more detailed discussion. Cost of revenues' other components decreased by approximately $38,000 for the three months ended June 30, 2003 compared to the same period in 2002 due to lower sales volume. These savings were offset by $69,000 of amortization of capitalized software development costs incurred during the three months ended June 30, 2003 compared to no such expenditure during the same period in 2002.

The Company's gross profit decreased $1,601,000 or 25.4% to $4,715,000 for the six months ended June 30, 2003, from a gross profit of $6,316,000 during the same period in 2002. Approximately $597,000 or 37.3% of the reduction in the gross profit resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002.

Cost of revenues decreased $250,000 or 12.6% to $1,734,000 for the six months ended June 30, 2003, from $1,984,000 during the same period in 2002. Approximately $252,000 of the reduction in the cost of revenues resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. This reduction was offset by an additional $140,000 of royalty expense recorded in the six months ended June 30, 2003 related to the settlement of a dispute between the Company and a supplier. See
Note 5- Commitment in Part I, Item 1, Consolidated Financial Statements and Part II, Item 5, Other Information in this document for a more detailed discussion. Cost of revenues' other components decreased by approximately $285,000 for the six months ended June 30, 2003 compared to the same period in 2002 due to lower sales volume.

The Company's gross margin at June 30, 2003 is 73.1%. The additional $140,000 of royalty expense related to the settlement of a dispute between the Company and a supplier decreased the gross margin by 2.2%. The Company's gross margin, excluding the impact of the additional royalty expense, at June 30, 2003 is 75.3%. The Company's gross margin at June 30, 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002, was 76.8%.

Research and Development Expenses. Research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and certain computer software development expenses incurred prior to the achievement of technological feasibility.

Research and development expenses decreased approximately $262,000 or 32.1% to $555,000 for the three months ended June 30, 2003 from $817,000 during the same period in 2002. Approximately $127,000 or 48.5% of the reduction in the research and development expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company achieved savings of $66,000 in personnel and overhead in addition to the $69,000 of development costs capitalized during the three months ended June 30, 2003 compared to the same period in 2002. As a percentage of sales, net research and development expenses decreased to 16.34% for the three months ended June 30, 2003, compared to 19.0% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Research and development expenses decreased approximately $293,000 or 17.9% to $1,347,000 for the six months ended June 30, 2003 from $1,640,000 during the same period in 2002. Approximately $252,000 or 86.0% of the reduction in the research and development expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company increased spending by $28,000 for personnel during the six months ended June 30, 2003 compared to the same period in 2002. This increased spending was offset by $69,000 of development costs capitalized during the six months ended June 30, 2003 compared to the same period in 2002. As a percentage of sales, net research and development expenses increased to 20.9% for the six months ended June 30, 2003, compared to approximately 19.8% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and tradeshows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, for the three months ended June 30, 2003, decreased by approximately $186,000 or 12.8% to $1,262,000 from $1,448,000 during the same period in 2002. Approximately $155,000 or 83.3% of the reduction in selling expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company achieved savings of $31,000 in manpower, overhead and marketing costs during the three months ended June 30, 2003, compared to the same period in 2002. As a percentage of sales, selling expenses increased to 37.2 % for the three months ended June 30, 2003, compared to approximately 33.7% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Selling expenses, for the six months ended June 30, 2003, decreased by approximately $223,000 or 8.0% to $2,555,000 from $2,778,000 during the same period in 2002. Approximately $295,000 of the reduction in selling expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. This reduction was offset by increased spending in tradeshows and marketing costs which contributed to an increase in selling expenses of $72,000 during the six months ended June 30, 2003, compared to the same period in 2002. As a percentage of sales, selling expenses increased to 39.6 % for the six months ended June 30, 2003, compared to approximately 33.3% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs.

General and administrative expenses decreased approximately $163,000 or 22.7% to $554,000 for the three months ended June 30, 2003, from $717,000 during the same period in 2002. Approximately $120,000 or 73.6% of the reduction in general and administrative expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company achieved savings of $140,000 in personnel and overhead costs during the three months ended June 30, 2003 compared to the same period in 2002. These savings were partially offset by increases of $80,000 in legal expenses and $17,000 in audit expenses during the three months ended June 30, 2003 compared to the same period in 2002. As a percentage of sales, general and administrative expenses decreased to approximately 16.3% for the three months ended June 30, 2003 compared to 16.7% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

General and administrative expenses decreased approximately $130,000 or 10.0% to $1,189,000 for the six months ended June 30, 2003, from $1,319,000 during the same period in 2002. Approximately $236,000 of the reduction in general and administrative expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company achieved savings of $112,000 in manpower and overhead costs during the six months ended June 30, 2003 compared to the same period in 2002. These savings were partially offset by increases of $186,000 in legal expenses and $32,000 in audit, accounting and tax service expenses during the six months ended June 30, 2003 compared to the same period in 2002. As a percentage of sales, general and administrative expenses increased to approximately 18.4% for the six months ended June 30, 2003 compared to 15.9% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Other Income (Expense). Other expenses consist of interest on short-term debt and foreign currency losses from exchange rate fluctuations. Other income consists of interest income on bank deposits and foreign currency gains from exchange rate fluctuations.

Other net income was $16,000 for the three months ended June 30, 2003, compared to a net expense of $21,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. Foreign currency exchange gains of $20,000 contributed to the 2003 results compared to a foreign currency exchange loss of $8,000 incurred during the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. These foreign currency gains are due to the favorable relationship of the Euro dollar compared to the U.S. dollar.

Other net income was $27,000 for the six months ended June 30, 2003, compared to a net expense of $27,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. Foreign currency exchange gains of $45,000 contributed to the 2003 results compared to a foreign currency exchange loss of $2,000 incurred during the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. These foreign currency gains are due to the favorable relationship of the Euro dollar compared to the U.S. dollar.

Taxes. The Company paid no taxes on income in 2003, as well as in 2002, due to the existence of net operating loss carryforwards.

Net Income (Loss). As a result of the foregoing, the net income for the three months ended June 30, 2003 was $15,000 compared to net income of $394,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

As a result of the foregoing, the net loss for the six months ended June 30, 2003 was $349,000 compared to net income of $724,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Liquidity and Sources of Capital.

At June 30, 2003, the Company had $1,023,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities used $228,000 of cash during the first six months of 2003. Investing activities used $88,000 of cash primarily for the purchase of computers and other office equipment. Financing activities used $69,000 of cash for payments on obligations under capital leases. Total cash and cash equivalents decreased during the first six months of 2003 by $374,000.

The ratio of current assets to current liabilities was 1.34 at June 30, 2003 compared with 1.44 at December 31, 2002. Current assets have decreased in the amount of $500,000 from $4,640,000 at the end of 2002 to $4,140,000 at June 30,
2003. The overall decrease is due primarily to a decrease in cash.

The Company has $23,000 in long-term capital lease obligations. It is anticipated that these obligations will be adequately funded from operating cash flows. The Company intends to generate adequate positive cashflow from operations in order to meet all of its commitments.

The Company has a $500,000 line of credit as the result of a Loan Agreement, signed December 2, 2002, which expires in December 2003. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at June 30, 2003 was 5.00%. The agreement is secured by $200,000 in restricted cash, as well as, the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse changes, and change of control. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390,000 Letter of Credit against the agreement in connection with certain outstanding litigation. This Letter of Credit is a financial accommodation as described in the Loan Agreement and therefore, is relevant to the financial covenants and ratios which are to be determined as of December 31, 2002 and June 30, 2003. The Company did not meet the financial covenants and ratios, as defined by the Loan Agreement, at December 31, 2002 and June 30, 2003. This is an Event of Default under the terms of the Loan Agreement and the lender has the right to demand payment of all outstanding indebtedness. As of June 30, 2003 and December 31, 2002, there were no borrowings under this facility. The lender waived compliance with the above-referenced covenants, and thus any claim to an Event of Default, for the failure to meet the covenant requirements at December 31, 2002 and June 30, 2003.

Inflation and Seasonality.

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Environmental Matters.

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

Critical Accounting Policies.

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

The following accounting policies are the most critical and could impact our results of operations:

Revenue Recognition - - The Company recognizes revenue from software sales in accordance with Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended. This pronouncement requires among other things, that the Company make judgments regarding when persuasive evidence of an agreement exists, when delivery of the products has occurred, when no significant obligations with regard to implementation remain, and when the fee is fixed or determinable and collectibility is probable. Management reviews the contractual terms of its agreements as well as the substance of the individual transactions in making these judgments.

Deferred Taxes - - The Company maintains a valuation allowance with regard to its deferred tax assets due to its history of losses and the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax assets.

Capitalized Software Development Costs - The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company capitalized $96,000 of software development costs during the six months ended June 30, 2003.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs commenced in November 2002 and resulted in $137,000 being charged to operations in the six months ended June 30, 2003.


Item 3. Controls and Procedures

Quarterly evaluation of our Disclosure Controls and Internal Controls. As of the end of the fiscal quarter covered by this Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

In accordance with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this report on Form 10-QSB, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II


                                OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

In August 2002, the Company filed a complaint, against several former directors and employees and an entity, owned by such former directors and employees named Amica Software, in the U.S. District Court for the Eastern District of Pennsylvania (the "Federal Court"), charging the defendants with misappropriation of Company intellectual property, misuse of confidential information, violation of the Lanham Act and several other violations of U.S. law. The defendants include former directors, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6% respectively of the Company's outstanding Ordinary Shares.

The U.S. Federal Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide, effective immediately. The injunction effectively prohibits the defendants from carrying on their business pending the outcome of a full trial. The defendants filed a motion asking for a stay of the injunction pending a full trial. Their motion was denied. The defendants filed an Appeal of the Order dated December 2002, pursuant to which the preliminary injunction was issued. A panel consisting of up to three federal judges will consider the Appeal. A hearing on the Appeal is anticipated to be held in September 2003.

The defendants filed an additional motion asking that the preliminary injunction be stayed until the Appeal is decided upon. This motion was denied on January 27, 2003 by the judges that will rule on the Appeal.

The Company has posted a $390,000 Letter of Credit in accordance with the Federal Court's directive to provide a security bond (see Note 9 of the Consolidated Financial Statements). The Letter of Credit will remain in place until the trial and is designated to cover losses incurred by defendants due to the injunction if they prevail at the trial. The Company seeks to collect damages and reimbursement of legal expenses as a result of a successful outcome as well as restrictions on the defendants' future business practices.

In November 2002, the Company filed a complaint in Israel against Jim Chang and Yuan Chang, who currently own 17.3% and 8.6% respectively of the Company's outstanding Ordinary Shares and Luciana Chang, the spouse of Jim Chang. The complaint alleges that they violated their duties as Directors and Officers as a result of their activities with Amica Software. The complaint has been answered by the Defendants and no further action has transpired as of June 30, 2003.


Item 2.  Changes in Securities.
------------------------------

              None.


Item 3.  Defaults Upon Senior Securities.
----------------------------------------

              None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

              None.


Item 5.  Other Information.
--------------------------

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company's major suppliers commenced an audit of the Company's records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier assessed the Company an additional $1 million in royalty fees. The Company disputed this assessment. Based upon the Company's interpretation of the contractual terms of the agreement, it calculated an additional amount due to the supplier of $110,000. During the three-month period ended June 30, 2003. This additional liability was recorded at March 31, 2003 and December 31, 2002. During the three month period ended June 30, 2003, the Company and the supplier arrived at a settlement on this issue in an amount of $250,000, which is to be paid by the Company to the supplier in five equal monthly installments of $50,000 beginning in June 2003. The Company paid the initial installment of $50,000 in June 2003, and its June 30, 2003 Balance Sheet reflects a liability of $200,000.


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)   EXHIBITS

Exhibit
Number        Exhibit Name
-------       ------------
3.1           Certificate of Incorporation1
3.2           Articles of Association1
31.1          Certification Under Section 302 of The Sarbanes-Oxley
              Act of 2002 (CEO)
31.2          Certification Under Section 302 of The Sarbanes-Oxley
              Act of 2002 (CFO)
32            Certification Under Section 906 of The Sarbanes-Oxley
              Act of 2002

(b) Reports on Form 8-K.

              None


------------------------
(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable, Ltd for the year ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 1, 2002).

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SCANVEC AMIABLE, LTD.


Date: August 14, 2003               By: /s/ Dr. Ramon Harel
                                        --------------------
                                        Dr. Ramon Harel
                                        Chief Executive Officer



Date: August 14, 2003               By: /s/ Gerald J. Kochanski
                                        -----------------------
                                        Gerald J. Kochanski
                                        Chief Financial Officer