Form 10QSB
period 2003-09-30
SCANVEC AMIABLE LTD
filed 2003-11-14
CIK 919173

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

_	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number: 000-23734

SCANVEC AMIABLE, LTD.

(Exact name of small business issuer as specified in its charter)

ISRAEL	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID)

International Plaza Two, Suite 625, Philadelphia, PA	19113-1518

(Address of principal executive offices)	(Zip Code)

(610) 521-6300

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes        No X

Applicable only to corporate issuers
The number of shares outstanding of the issuer's ordinary shares as of September 30, 2003 was 6,770,000.

Transitional small business disclosure format. Yes        No X

SCANVEC AMIABLE, LTD.

FORM 10-QSB INDEX

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands except share and per share amounts)

	September 30,	December 31,

	2003	2002

	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,047	$1,397
Accounts receivable, net of allowance for doubtful accounts of $174 and $149 at September 30, 2003 and December 31, 2002, respectively	2,587	2,468
Other current assets	713	584
Inventories	54	191

Total current assets	4,401	4,640

Property and equipment, net	246	413
Deferred tax asset, net	425	425
Other assets	592	627

Total assets	$5,664	$6,105

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$829	$919
Accrued expenses and other current liabilities	1,936	2,169
Current maturities of capital lease obligations	89	126

Total current liabilities	2,854	3,214

Capital lease obligations, net of current maturities	16	77
Other long-term liabilities	59	61

	75	138
Shareholders’ equity:
Share capital: Ordinary shares of NIS 1 par value:
Authorized: 10,000,000 shares; issued and outstanding: 6,770,000 shares	1,523	1,523
Additional paid-in capital	8,531	8,531
Accumulated other comprehensive income	8	15
Accumulated deficit	(7,327)	(7,316)

Total shareholders’ equity	2,735	2,753

Total liabilities and shareholders’ equity	$5,664	$6,105

See accompanying notes.

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Amounts in thousands except share and per share amounts)

	Three months ended September 30,
	2003	2002

Revenues:
Software licenses and other	$2,619	$2,853
Royalties	779	1,006

Total revenues	3,398	3,859

Cost of revenues	799	869

Gross profit	2,599	2,990

Operating expenses:
Research and development expenses	554	748
Selling and marketing expenses	1,070	1,455
General and administrative expenses	662	743

Total operating expenses	2,286	2,946

Income from operations	313	44

Other income (expense):
Interest income	—	1
Interest expense	(6)	(15)
Other income	—	15
Foreign currency gain (loss)	13	(5)

Total other income (expense)	7	(4)

Income before income tax expense	320	40
Income tax expense	2	—

Net income	$318	$40

Basic and diluted net income per share	$.05	$.01

Weighted average shares outstanding – basic and diluted	6,770,000	6,770,000

See accompanying notes.

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Amounts in thousands except share and per share amounts)

	Nine months ended September 30,
	2003	2002

Revenues:
Software licenses and other	$7,610	$8,693
Royalties	2,237	3,466

Total revenues	9,847	12,159

Cost of revenues	2,533	2,853

Gross profit	7,314	9,306

Operating expenses:
Research and development expenses	1,901	2,193
Selling and marketing expenses	3,625	4,367
General and administrative expenses	1,851	2,123

Total operating expenses	7,377	8,683

(Loss) income from operations	(63)	623

Other income (expense):
Interest income	2	5
Interest expense	(26)	(44)
Other income	—	15
Foreign currency gain (loss)	58	(5)

Total other income (expense)	34	(31)

(Loss) income before income tax expense	(29)	592
Income tax expense	2	—

Net (loss) income	$(31)	$592

Basic and diluted net (loss) income per share	$—	$.09

Weighted average shares outstanding – basic and diluted	6,770,000	6,770,000

See accompanying notes.

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share amounts)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(31)	$592
Adjustments to reconcile net (loss) income
to net cash (used in) provided by operating activities:
Depreciation and amortization	386	391
Loss on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Increase in accounts receivable	(119)	(393)
Decrease in inventories	137	86
Increase in other current assets	(129)	(94)
(Decrease) increase in accounts payable	(70)	117
Decrease in accrued expenses and other current liabilities	(233)	(84)
Decrease in other long-term liabilities	(2)	(9)

Net cash (used in) provided by operating activities	(61)	374

Cash flows from investing activities:
Proceeds from long-term receivable	49	6
Purchase of property and equipment	(14)	(77)
Capitalization of software development costs	(219)	(299)
Cost of patent application-plotters	—	(13)

Net cash used in investing activities	(184)	(383)

Cash flows from financing activities:
Repayment of capital lease obligations	(98)	(123)
Repayment of notes payable	—	(42)

Net cash used in financing activities	(98)	(165)

Effect of exchange rate on cash and cash equivalents	(7)	67

Decrease in cash and cash equivalents	(350)	(107)

Cash and cash equivalents, beginning of the period	1,397	1,749

Cash and cash equivalents, end of the period	$1,047	$1,642

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26	$45

See accompanying notes.

Back to Contents

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2003, and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company’s Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

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

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries, Scanvec Amiable Inc.; Scanvec Inc.; Scanvec Germany GmbH.; and Scanvec Amiable Europe S.A. The 2002 consolidated financial statements of the Company include its 63.8% interest in Scanvec Garment Systems Ltd. The Company sold its investment in Scanvec Garment Systems, Ltd. effective October 1, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. During 2002, the Company consolidated 100% of the losses of Scanvec Garment Systems Ltd., until it was sold because it believed it was ultimately responsible to resolve the entity’s net liabilities.

Revenue Recognition

The Company derives its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers, both of whom are considered end users. The Company and its subsidiaries are also entitled to royalties from Original Equipment Manufacturers (“OEM”) upon the sub-licensing to end-users.

The Company accounts for software sales in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. Revenues from licensing software products that do not require significant production, modification or customization is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable.

Back to Contents

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

Royalties due from sub-licensing of the Company’s software are recognized when the related sales are performed. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees.

The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company’s provision for returns is provided in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists based on the Company’s past experience.

Net (Loss) Income per Share

Net (loss) income per share (“EPS”) is computed in accordance with Financial Accounting Standard No. 128 (“FAS No. 128”), Earnings per Share. FAS No. 128 requires computing and disclosing both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net income (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company’s share option plan.       No exercise of potentially dilutive securities is assumed when there is a net loss as the assumed exercise would be antidilutive.

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net earnings as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income (loss) and earnings per share is required by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Nine months ended September 30,
	2003	2002

Net (loss) income as reported	$(31)	$592

Pro forma net (loss) income	$(31)	$574

Pro forma net (loss) income per share–basic and diluted	$—	$0.08

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

3.      SEGMENTS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

The following presents total revenues and long-lived assets for the nine months ended September, 2003 and 2002:

	Nine months ended September 30, 2003		Nine months ended September 30, 2002

	Total revenues	Long- lived assets	Total revenues	Long- lived assets

America	$7,646	$1,110	$9,076	$1,333
Israel	60	116	1,398	573
Europe	2,141	37	1,685	41

	$9,847	$1,263	$12,159	$1,947

Revenues classified by geographical destinations of the end customers:

	Nine months ended September 30,

	2003	2002

Israel	$60	$184
U.S.A.	3,985	5,057
Far East	2,519	3,697
America (excluding U.S.A.)	538	567
Europe	2,745	2,654

	$9,847	$12,159

4.      COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income was $(18) and $659 for the nine months ended September 30, 2003 and 2002, respectively and consisted of net (loss) income and foreign currency translation adjustments.

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

5.      COMMITMENTS AND CONTINGENCIES

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company’s major suppliers commenced an audit of the Company’s records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier assessed the Company an additional $1,000 in royalty fees. The Company disputed this assessment. Based upon the Company’s interpretation of the contractual terms of the agreement, they calculated an additional amount due to the supplier of $110. This additional liability was accrued at March 31, 2003 and December 31, 2002. During the quarter ended June 30, 2003, the Company and the supplier settled this issue in the amount of $250, which was agreed to be paid in five equal monthly installments beginning in June 2003. The Company has paid $200 to the vendor and the September 30, 2003 balance sheet reflects a liability of $50, which was paid on October 1, 2003.

The Company has a $500 line of credit as the result of a Loan Agreement, signed December 2, 2002, which expires in December 2003. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at September 30, 2003 was 5.00%. The loan is secured by $200 in restricted cash, and the other assets of the Company. The Loan Agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse changes, and change of control. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company issued a $390 Letter of Credit against the agreement in connection with certain outstanding litigation. This Letter of Credit is a financial accommodation as described in the Loan Agreement and therefore, is relevant to the financial covenants and ratios which determined as of December 31, 2002 and September 30, 2003. The Company did not meet the financial covenants and ratios, as defined by the Loan Agreement, at December 31, 2002 and September 30, 2003. This is an Event of Default under the terms of the Loan Agreement and the lender has the right to demand payment of all outstanding indebtedness. The lender has however waived compliance with the above-referenced covenants, and thus any claim to an Event of Default, for the failure to meet the covenant requirements at December 31, 2002 and September 30, 2003.

Back to Contents

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

COMMITMENTS AND CONTINGENCIES (continued)

In August 2002, the Company filed a complaint against several former directors and employees and an entity owned by such former directors and employees named Amica Software, in the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”), charging the defendants with misappropriation of Company intellectual property, misuse of confidential information, violation of the Lanham Act and several other violations of U.S. law. The defendants include former directors, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6%, respectively, of the Company’s outstanding Ordinary Shares.

The U.S. Federal Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide effective immediately. The injunction effectively prohibits the defendants from carrying on their business pending the outcome of a full trial. The defendants filed a motion asking for a stay of the injunction pending a full trial. Their motion was denied.

The defendants filed an appeal of the Order dated December 2002, pursuant to which the preliminary injunction was issued. A panel consisting of three federal judges conducted a hearing on the Appeal in September 2003. The court issued an opinion in October 2003 whereby the defendants’ appeal was rejected.

The Company has an agreement with its attorneys that made the Company contingently liable for $76 of legal services and a premium of $19, if the preliminary injunction was not overturned on Appeal. As a result of the court’s ruling in October 2003 whereby the court rejected the Appeal of the defendants, the Company became liable for the aforementioned fees. This liability has been accrued at September 30, 2003 in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Back to Contents

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Comparison of the three and nine month periods ended September 30, 2003 and 2002.

Forward Looking Statements.

Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission including its most recent Annual Report on Form 10-KSB, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Revenue. In the three months ended September 30, 2003, total revenue decreased approximately $461,000 or 11.9% to $3,398,000, from $3,859,000 during the same period in 2002. Approximately $423,000 or 91.8% of the reduction in revenue resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Revenue increased $27,000 in North America, $97,000 in Europe and $170,000 in Asia for the three months ended September 30, 2003, compared to the same period in 2002. Revenue decreased $3,000 in South America and $330,000 from OEM customers for the three months ended September 30, 2003, compared to the same period in 2002. The decrease from OEM customers results from reduced sales of printers by these manufacturers.

In the nine months ended September 30, 2003, total revenue decreased approximately $2,312,000 or 19.0% to $9,847,000 from $12,159,000 during the same period in 2002. Approximately $1,272,000 or 55.0% of the reduction in revenue resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Revenue increased $87,000 in North America, $390,000 in Europe and $206,000 in Asia for the nine months ended September 30, 2003, compared to the same period in 2002. Revenue decreased $105,000 in South America and $1,618,000 from OEM customers for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease from OEM customers results from reduced sales of printers by these manufacturers and fewer new product introductions.

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

The Company's gross profit decreased $391,000 or 13.1% to $2,599,000 for the three months ended September 30, 2003, from a gross profit of $2,990,000 during the same period in 2002. Approximately $296,000 or 75.7% of the reduction in the gross profit resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002.

Back to Contents

Cost of revenues decreased $70,000 or 8.1% to $799,000 for the three months ended September 30, 2003, from $869,000 during the same period in 2002. Approximately $127,000 of a reduction in the cost of revenues resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Cost of revenues’ other components increased by approximately $57,000 for the three months ended September 30, 2003 compared to the same period in 2002. The major component increase in 2003 was $68,000 of amortization expense of capitalized software development costs recorded during the three months ended September 30, 2003 compared to no such expenses during the same period in 2002. The amortization of the development costs began in the fourth quarter of 2002.

The Company's gross profit decreased $1,992,000 or 21.4% to $7,314,000 for the nine months ended September 30, 2003, from a gross profit of $9,306,000 during the same period in 2002. Approximately $893,000 or 44.8% of the reduction in the gross profit resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002.

Cost of revenues decreased $320,000 or 11.2% to $2,533,000 for the nine months ended September 30, 2003, from $2,853,000 during the same period in 2002. Approximately $379,000 of the reduction in the cost of revenues resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. Cost of revenues’ other components such as materials, freight and shipping costs decreased by $286,000 for the nine months ended September 30, 2003 compared to the same period in 2002 due to lower sales volume. These reductions were offset by an additional $140,000 of royalty expense recorded in the nine months ended September 30, 2003 related to the settlement of a dispute between the Company and a supplier. See Note 5- Commitments and Contingencies in Part I, Item 1, Consolidated Financial Statements and Part II, Item 5, Other Information in this document for a more detailed discussion. Another major cost of revenue component increase in 2003 was $205,000 of amortization expense of capitalized software development costs recorded during the nine months ended September 30, 2003 compared to no such expense during the same period in 2002. The amortization of the software development costs began in the fourth quarter of 2002.

The Company’s gross margin at September 30, 2003 is 74.3%. The additional $140,000 of royalty expense related to the settlement of a dispute between the Company and a supplier decreased the gross margin by 1.4%. The Company’s gross margin, excluding the impact of the additional royalty expense, at September 30, 2003 is 75.7%. The Company’s gross margin at September 30, 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002, was 77.3%.

Research and Development Expenses.

Research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and certain computer software development expenses incurred prior to the achievement of technological feasibility.

Research and development expenses decreased approximately $194,000 or 25.9% to $554,000 for the three months ended September 30, 2003 from $748,000 during the same period in 2002. Approximately $83,000 or 42.8% of the reduction in the research and development expenses resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company incurred a net increase of $12,000 in overhead offset by reductions of $123,000 of development costs capitalized during the three months ended September 30, 2003 compared to the same period in 2002. As a percentage of sales, net research and development expenses decreased to 16.3% for the three months ended September 30, 2003, compared to 19.4% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Back to Contents

Research and development expenses decreased approximately $292,000 or 13.3% to $1,901,000 for the nine months ended September 30, 2003 from $2,193,000 during the same period in 2002. Approximately $335,000 of the reduction in the research and development expenses resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company increased spending by $43,000 for personnel during the nine months ended September 30, 2003 compared to the same period in 2002. This increased spending was offset by $219,000 of development costs capitalized during the nine months ended September 30, 2003 compared to the same period in 2002. As a percentage of sales, net research and development expenses increased to 19.3% for the nine months ended September 30, 2003, compared to approximately 17.1% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Selling Expenses.

Selling expenses consist primarily of costs related to promotion, advertising and tradeshows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, for the three months ended September 30, 2003, decreased by approximately $385,000 or 26.5% to $1,070,000 from $1,455,000 during the same period in 2002. Approximately $141,000 or 36.6% of the reduction in selling expenses resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company achieved savings of $244,000 in manpower, overhead and marketing costs during the three months ended September 30, 2003, compared to the same period in 2002. As a percentage of sales, selling expenses decreased to 31.5 % for the three months ended September 30, 2003, compared to approximately 38.2% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Selling expenses, for the nine months ended September 30, 2003, decreased by approximately $742,000 or 17.0% to $3,625,000 from $4,367,000 during the same period in 2002. Approximately $436,000 or 58.8% of the reduction in selling expenses resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. This reduction was increased due to a reduction in spending in tradeshows and marketing costs which contributed to a decrease in selling expenses of $306,000 during the nine months ended September 30, 2003, compared to the same period in 2002. As a percentage of sales, selling expenses increased to 36.8 % for the nine months ended September 30, 2003, compared to approximately 36.1% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

General and Administrative Expenses.

General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs.

General and administrative expenses decreased approximately $81,000 or 10.9% to $662,000 for the three months ended September 30, 2003, from $743,000 during the same period in 2002. Approximately $77,000 or 95.1% of the reduction in general and administrative expenses resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company achieved savings of $83,000 in personnel costs during the three months ended September 30, 2003 compared to the same period in 2002. The Company had an increase of $100,000 in legal expenses, related to the case described in Part II. – Other Information, Item 1- Legal Proceedings of this document, during the three months ended September 30, 2003 compared to the same period in 2002. Savings were realized in office and general expenses of $13,000 and audit Fees of $8,000 during the three months ended September 30, 2003 compared to the same period in 2002. As a percentage of sales, general and administrative expenses decreased to approximately 19.5% for the three months ended September 30, 2003 compared to 19.4% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Back to Contents

General and administrative expenses decreased approximately $272,000 or 12.8% to $1,851,000 for the nine months ended September 30, 2003, from $2,123,000 during the same period in 2002. Approximately $313,000 of the reduction in general and administrative expenses resulted from the Company’s sale of its 63.8% ownership in Scanvec Garment Systems Ltd., which was effective October 1, 2002. The Company achieved savings of $109,000 in personnel costs during the nine months ended September 30, 2003 compared to the same period in 2002. The Company had an increase of $241,000 in legal expenses, related to the case described in Part II. Other Information, Item 1. Legal Proceedings of this document, during the nine months ended September 30, 2003 compared to the same period in 2002. Legal expenses related to other matters increased $128,000 and audit fees increased 24,000, while savings were realized in corporate expenses of $91,000, professional contractors of $67,000, travel expenses of $20,000 and office and general expenses of $65,000 during the nine months ended September 30, 2003 compared to the same period in 2002. As a percentage of sales, general and administrative expenses increased to approximately 18.8% for the nine months ended September 30, 2003 compared to 16.6% of sales for the same period in 2002, excluding the results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Other Income (Expense).

Other expense consists of interest on short-term debt and foreign currency losses from exchange rate fluctuations. Other income consists of interest income on bank deposits and foreign currency gains from exchange rate fluctuations.

Other net income was $7,000 for the three months ended September 30, 2003, compared to a net expense of $4,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. Foreign currency exchange gains of $13,000 contributed to the 2003 results compared to a foreign currency exchange gain of $10,000 incurred during the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. These foreign currency gains are due to the favorable relationship of the Euro dollar compared to the U.S. dollar.

Other net income was $34,000 for the nine months ended September 30, 2003, compared to a net expense of $31,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. Foreign currency exchange gains of $58,000 contributed to the 2003 results compared to a foreign currency exchange gain of $8,000 incurred during the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002. These foreign currency gains are due to the favorable relationship of the Euro dollar compared to the U.S. dollar.

Income Taxes.

The Company paid $2,000 in taxes on income in 2003 in Belgium. The Company has U.S. net operating loss carryforwards. The Company does not have any Belgian net operating loss carryforwards.

Back to Contents

Net Income (Loss).

As a result of the foregoing, the net income for the three months ended September 30, 2003 was $318,000 compared to net income of $45,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

As a result of the foregoing, the net loss for the nine months ended September 30, 2003 was $31,000 compared to net income of $769,000 for the same period in 2002, excluding the 2002 results of its 63.8% ownership in Scanvec Garment Systems Ltd., which was sold effective October 1, 2002.

Liquidity and Sources of Capital.

At September 30, 2003, the Company had $1,047,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities used $61,000 of cash during the nine months ended September 30, 2003. Investing activities used $184,000 of cash primarily for the capitalization of software development costs. Financing activities used $98,000 of cash for payments on obligations under capital leases. Total cash and cash equivalents decreased during the nine months ended September 30, 2003 by $350,000.

The ratio of current assets to current liabilities was 1.54 at September 30, 2003 compared with 1.44 at December 31, 2002. Current assets have decreased $239,000 from $4,640,000 at the end of 2002 to $4,401,000 at September 30, 2003.

The Company has $16,000 in long-term capital lease obligations. It is anticipated that these obligations will be adequately funded from operating cash flows. The Company intends to generate adequate positive cashflow from operations in order to meet all of its commitments.

The Company has a $500,000 line of credit as the result of a Loan Agreement, signed December 2, 2002, which expires in December 2003. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at September 30, 2003 was 5.00%. The agreement is secured by $200,000 in restricted cash, as well as, the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse changes, and change of control. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390,000 Letter of Credit against the agreement in connection with certain outstanding litigation. This Letter of Credit is a financial accommodation as described in the Loan Agreement and therefore, is relevant to the financial covenants and ratios which are to be determined as of December 31, 2002 and September 30, 2003. The Company did not meet the financial covenants and ratios, as defined by the Loan Agreement, at December 31, 2002 and September 30, 2003. This is an Event of Default under the terms of the Loan Agreement and the lender has the right to demand payment of all outstanding indebtedness. As of September 30, 2003 and December 31, 2002, there were no borrowings under this facility. The lender waived compliance with the above-referenced covenants, and thus any claim to an Event of Default, for the failure to meet the covenant requirements at December 31, 2002 and September 30, 2003.

Inflation and Seasonality.

The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.

Back to Contents

Environmental Matters.

The Company does not believe that environmental matters have had a significant effect on the Company’s operations to date.

Critical Accounting Policies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are the most critical and could impact our results of operations:

Revenue Recognition –– The Company recognizes revenue from software sales in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. This pronouncement requires among other things, that the Company make judgments regarding when persuasive evidence of an agreement exists, when delivery of the products has occurred, when no significant obligations with regard to implementation remain, and when the fee is fixed or determinable and collectibility is probable. Management reviews the contractual terms of its agreements as well as the substance of the individual transactions in making these judgments.

Deferred Taxes – The Company maintains a valuation allowance with regard to its deferred tax assets due to its history of losses and the uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize the deferred tax assets.

Capitalized Software Development Costs – The Company capitalizes software development costs after technological feasibility of the software is established and through the product’s availability for general release to the Company’s customers. Technological feasibility of the Company’s software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company capitalized $219,000 of software development costs during the nine months ended September 30, 2003.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs commenced in November 2002 when the related product became available for sale, and resulted in $205,000 being charged to cost of revenues in the nine months ended September 30, 2003.

Back to Contents

ITEM 3.      CONTROLS AND PROCEDURES

Quarterly evaluation of our Disclosure Controls and Internal Controls. As of the end of the fiscal quarter covered by this Form 10-QSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Back to Contents

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

In August 2002, the Company filed a complaint against several former officers and directors and employees and an entity owned by one or more of such individuals, which was then known as Amica Software among other names, in the U.S. District Court for the Eastern District of Pennsylvania (the “District Court”), alleging misappropriation of Company intellectual property, misuse of confidential information, unfair competition and violation of the Lanham Act and other claims under U.S. law. The defendants include former directors and officers, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6%, respectively, of the Company’s outstanding Ordinary Shares.

The U.S. District Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing certain activities worldwide. The injunction effectively prohibits the defendants from carrying on a business in competition with the Company pending the outcome of a full trial. The defendants filed a request for a stay of the injunction. This request was denied. The defendants also appealed the District Court’s December 2002 Order and in October 2003, the United States Court of Appeals for the Third Circuit affirmed the December 2002 Order. Defendants have now sought en banc review of the decision by the Third Circuit.

The Company has posted a $390,000 Letter of Credit in accordance with the Federal Court’s directive to provide a security bond See Note 5- Commitments and Contingencies in Part I, Item 1, Consolidated Financial Statements. The Letter of Credit will remain in place until the trial and is designated to cover losses incurred by defendants due to the injunction if they prevail at the trial. The Company seeks to collect damages and reimbursement of legal expenses as a result of a successful outcome as well as restrictions on the defendants’ future business practices.

In November 2002, the Company filed a complaint in Israel against Jim Chang and Yuan Chang, who currently own 17.3% and 8.6%, respectively, of the Company’s outstanding Ordinary Shares and Luciana Chang, the spouse of Jim Chang. The complaint alleges that they violated their duties as Directors and Officers as a result of their activities with Amica Software. The complaint has been answered by the Defendants and no further action has transpired as of September 30, 2003.

Item 2.   Changes in Securities.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Back to Contents

Item 5.   Other Information.

During the third quarter of 2002, pursuant to a contractual right under a licensing agreement with the Company, one of the Company’s major suppliers commenced an audit of the Company’s records to analyze royalty fees paid by the Company to the supplier for products licensed by such supplier to the Company. As a result of the audit, the supplier assessed the Company an additional $1 million in royalty fees. The Company disputed this assessment. Based upon the Company’s interpretation of the contractual terms of the agreement, it calculated an additional amount due to the supplier of $110,000. This additional liability was accrued at March 31, 2003 and December 31, 2002. During the quarter ended June 30, 2003, the Company and the supplier settled this issue in the amount of $250,000, which was agreed to be paid by the Company to the supplier in five equal monthly installments of $50,000 beginning in June 2003. The Company paid the vendor $200,000 and the September 30, 2003 balance sheet reflects the remaining liability of $50,000, which was paid on October 1, 2003.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	EXHIBITS

Exhibit Number	Exhibit Name

3.1	Certificate of Incorporation[1]
3.2	Articles of Association[1]
31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

[1]	Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable, Ltd for the year ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 1, 2002).

Back to Contents

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SCANVEC AMIABLE, LTD.

Date: November 14, 2003	By: /s/ Dr. Ramon Harel

Dr. Ramon Harel
Chief Executive Officer

Date: November 14, 2003	By: /s/ Gerald J. Kochanski

Gerald J. Kochanski
Chief Financial Officer