Form 10KSB
period 2003-12-31
SCANVEC AMIABLE LTD
filed 2004-03-30
CIK 919173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003     Commission File Number 000-23734

                              SCANVEC AMIABLE, LTD.
            (Exact name of small business registrant in its charter)

                        Israel                                      N/A
            (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         International Plaza Two, Suite 625
         Philadelphia, Pennsylvania                             19113-1518
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

                                    Yes  __X__  No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[     ]

Registrant's revenues for the fiscal year ended December 31, 2003 were $13,470,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Ordinary Shares on March 25, 2004 was $4,545,925.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 25, 2004 there were 6,770,000 Ordinary Shares outstanding.

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

     Item 4.      Submission of Matters to a Vote of Security Holders...........................................10

Part II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................11

     Item 6.      Management's Discussion and Analysis of Financial Condition And Results of Operations.........13

     Item 7.      Financial Statements..........................................................................18

     Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........42

     Item 8A.     Controls and Procedures.......................................................................43

Part III

     Item 9.      Directors and Executive Officers of the Registrant ...........................................44

     Item 10.     Executive Compensation........................................................................47

     Item 11.     Security Ownership of Certain Beneficial Owners and Management................................50

     Item 12.     Certain Relationships and Related Transactions................................................53

Part IV

     Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................54

     Item 14      Principal Accountant Fees and Services........................................................57

Signatures
Exhibit Index


ITEM 1.  DESCRIPTION OF BUSINESS

General

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including but not limited to those set forth in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and elsewhere in this report on Form 10-KSB. The following discussion should be read in conjunction with Part II of this Form 10-KSB and the Consolidated Financial Statements and notes to the Consolidated Financial Statements beginning on page
18. As used in this annual report on Form 10-KSB, unless the context otherwise requires, "we," "us," "our," or "Company," refers to Scanvec Amiable, Ltd.

Scanvec Amiable, Ltd. was organized as an Israeli corporation in 1990. The "Company" or "Scanvec" designs, manufactures, markets and supports high-performance software for the sign making, digital printing and other graphics-intensive industries. The Company's products for the sign making market include their flagship design program FlexiSIGN as well as CASmate. The Company also offers the PhotoPRINT product for the wide format color printing market, EnRoute for the routing and machining markets and several other software packages for the woodworking, metalworking and textile industries. The Company is a market leader in the industry and believes that it is the largest supplier of design and production software to the sign making and graphics-related markets, with more than 90,000 software products installed worldwide. The Company's strategy is to strengthen its position by expanding its current line of products to include additional innovative products that compliment the existing line.

Effective October 29, 1999, due to the Company's failure to meet certain requirements of NASDAQ rules, the Company's Ordinary Shares were de-listed from the NASDAQ National Market. Since that date, the securities of the Company have been traded on the OTC Bulletin Board.

The Company utilizes independent distributors to market and sell its products worldwide. There can be no assurance that these distributors will give a high priority to the marketing of the Company's products or that they will continue to sell the Company's products. The Company's results of operations could also be materially adversely affected by changes in the financial position of a distributor, which could occur rapidly, or by other changes in the distributor's business or marketing strategy.

The Company sold its 63.8% ownership interest in Scanvec Garment Systems Ltd. effective October 1, 2002 for $215,000. The Company received cash of $35,000 and a Note Receivable of $180,000. The buyer has provided collateral and a personal guarantee to secure repayment of the $180,000 Note Receivable. The Company may realize future commissions in excess of the $180,000 if the buyer exceeds certain revenue amounts or attracts additional capital investment in Scanvec Garment Systems, Ltd. The Company realized a gain of $66,000 on this transaction. The Company's Consolidated Statements of Operations in Item 7 include no activity of Scanvec Garment Systems Ltd.'s results in 2003 and includes nine months of results in 2002.

The Company employed 64 full-time employees at December 31, 2003.

Research and Development expenses, net were $2.505 million and $2.976 million in the years ended December 31, 2003 and 2002, respectively. These expenses are further discussed in Item 6 of this document.

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

The Company manages its business on a basis of one reportable operational segment. See Note 13 to the Company's Consolidated Financial Statements:
Segments, Customer and Geographic Information for data presented in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," which is part of the Consolidated Financial Statements in Item 7 of this document.

Industry Background

A variety of industries, including the sign making, graphic arts, textile, woodworking and printing industries, can utilize computer technologies in the design and production processes, including input and output devices, graphic design software, optimization software and software which drives the output devices and coordinates the production process. Many manufacturing companies in these industries are small to medium-size businesses, which in the past may not have been able to afford automated production devices. The Company believes that several hundred thousand of these manufacturers exist worldwide. Through 2003, the Company's products have been directed to the sign making industry, although the Company also has introduced products directed to other graphics-intensive industries described below.

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

In addition to the sign maker's traditional vinyl cutting business, new opportunities are emerging in the wide format printing services market. Both Scanvec and manufacturers of wide format printers are aggressively marketing these capabilities to the sign making market. Large format printing enables the sign maker to offer new services to existing clients and to expand into new service areas such as point of purchase displays, exhibition graphics and advertising posters. The Company positioned itself for growth in this segment by including wide format printing capabilities in its FlexiFamily of products.

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

Computer-aided sign making requires the integration of these devices, to permit a graphic design that is an image on a computer screen to be transformed into a precisely cut and/or printed production item. CAS software permits the extensive manipulation of design elements such as fonts, shapes, shadows and similar items. It also enables the designer to generate instructions that will direct cutting, plotting, printing, engraving or routing machinery to generate those design elements on a variety of materials and drives the actual machinery that produces the finished sign. Many output devices, which generally range in price from $5,000 to $50,000, have CAS software integrated into them. By contrast, open architecture software is compatible with other software packages, enabling clear communication and creating easy transfers between products, as well as with a variety of hardware input and output devices. This capability enables a sign maker to participate in more than one segment of the industry without purchasing additional software systems. The Company believes that PC-based, open architecture systems can provide cost-efficient solutions compared to other types of computer-aided and non-computer-aided devices.

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

Printing

Wide format printing is employed in short run applications such as the production of billboards and posters, in the proofing process of gravure printing and as an alternative to the traditional chemical process of single print picture enlarging. Wide format printing is performed by machines designed for specific technologies that generally cost between $5,000 and $150,000 and which can cost up to $400,000 for the grand (large) format machines. These machines require specialized software to address problems raised by large image size, such as memory and communications problems, color matching and color reproduction. In addition, screen-printing is used to print on a variety of products made from plastic, fabrics and other materials. The screen-printing process can utilize precision design software to overcome common problems in the process, such as positioning of color layers, the need to print base layers of "natural" colors and the need to enhance colors.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company currently leases approximately 21,454 square feet in Philadelphia, Pennsylvania at a monthly rental of approximately $37,000. The space is utilized for the Company's corporate offices. The lease term expires on December 31, 2005. In addition the Company leases approximately 95 square meters in Tel Aviv, Israel, at a monthly rental of approximately $1,200. This space is utilized for operations in Israel. The Company leases approximately 214 square meters in Zaventem, Belgium, at a monthly rental of approximately $2,875. This lease is for a period of nine years, which began in September 2000. This space is utilized for sales and customer support of the Company's operations in Europe, Africa and the Middle East. The Company leases approximately 400 square feet in Moscow, Russia at a monthly rental of $3,560. The space is utilized for additional research and development staff.

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

The U.S. Federal Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide, effective immediately. The injunction prohibits the defendants from carrying on business in competition with the Company pending the outcome of a full trial. On October 13, 2003, the United States Court of Appeals for the Third Circuit upheld the injunction.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual General Meeting of Shareholders on December 30, 2003 in Tel Aviv, Israel. At the meeting, the following persons were elected as directors of the Company for a term of one year: Mr. Benjamin Givli, Dr. Ramon Harel, Mr. Moti Dabi, Mr. Yoav Doppelt and Mr. Shmulik Aran. Ms. Aliza Rotbard has been an independent director of the Company since August 1998. Her current term expires in August 2004. Mr. Avi Heifetz was elected as an independent director of the Company in December 2002 for a period of three years. No vote was required regarding Ms. Rotbard or Mr. Heifetz.

         The following matters were voted upon at the Annual General Meeting of
Shareholders:

         1. The election of five non-independent directors. 3,701,626 Ordinary Shares voted in favor of each nominee for directors and 289,903 Ordinary Shares voted against the election of each nominee and 1,000 Ordinary Shares abstained.


         2. To approve the appointment of Grant Thornton LLP as independent auditors of the Company for the year ending December 31, 2003. 3,992,529 Ordinary Shares voted in favor, zero Ordinary Shares voted against and zero Ordinary Shares abstained.

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

         The following table illustrates the high and low bid prices for the Company's common equity for each quarter within the last two fiscal years. Such information was extracted from a NASDAQ internet quotation service. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


---------------------------------------------------------------
                                                   QTR
2002                      HIGH        LOW          CLOSE
----                      ----        ---          -----
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 1                     $ .600      $ .400       $ .420
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 2                     $ .420      $ .420       $ .420
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 3                     $ .550      $ .420       $ .550
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 4                     $ .550      $ .420       $ .430
---------------------------------------------------------------

---------------------------------------------------------------

---------------------------------------------------------------
                                                   QTR
2003                      HIGH        LOW          CLOSE
----                      ----        ---          -----
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 1                     $ .500      $ .370       $ .500
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 2                     $ .500      $ .370       $ .370
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 3                     $ .380      $ .370       $ .370
---------------------------------------------------------------

---------------------------------------------------------------
Qtr 4                     $ .750      $ .370       $ .630
---------------------------------------------------------------

Ordinary Shares

         The Company's Ordinary Shares, each having a nominal value of NIS (New Israeli Shekel) 1.00, were listed on the NASDAQ National Market, under the symbol SVECF, from October 18, 1995 until October 29, 1999. The Ordinary Shares are not listed on any other stock exchange and have not been publicly traded outside the United States.

         As of November 25, 2003, there were approximately 14 record holders of Ordinary Shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations


Revenues. In 2003, total revenues decreased approximately 12.2% to $13,470,000 from $15,345,000 in 2002. Comparable Sales declined $603,000 or 4% in 2003. The activity in the various sales territories was: sales increased in North America by $291,000; in Europe by $581,000 and Asia by $488,000. Economic problems in South America caused a sales decrease of $85,000. Revenue from Original Equipment Manufacturers (OEMs) decreased $1,878,000 in 2003, due to reductions in printer sales. OEM revenue accounted for approximately 26% of revenues in 2003 compared to 35% of revenues in 2002. Approximately $1,272,000 or 67.8% of the reduction in consolidated revenue resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002. The 2002 consolidated sales contained nine months of SGS sales while 2003 consolidated sales contain no SGS sales.

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

The Company's gross profit decreased to $10,213,000 for 2003, from a gross profit of $11,580,000 in 2002. Approximately $893,000 or 65.3% of the reduction in gross profit resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002. The remaining decline in the gross profit is attributable to the lower sales volume. The 2003 consolidated gross profit as a percentage of sales increased in 2003 to 75.8% from 75.5% in 2002.

Research and Development. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect the deduction from gross research and development expenses of the amounts related to certain computer software development expenses capitalized by the Company.

Research and development expenses decreased by 15.8% from $2,976,000 in 2002 to $2,505,000 in 2003. Approximately $335,000 or 71.1% of the reduction in research and development expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002.

As a percentage of revenue, net research and development expenses decreased to 18.6% in 2003, compared to approximately 19.4% of revenue in 2002.

Selling and Marketing. Selling and marketing expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service. In 2003, selling and marketing expenses decreased by 15.9% to $4,976,000 from $5,916,000 in 2002. Approximately $436,000 or 46.4% of the reduction in selling and marketing expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002.

As a percentage of revenue, selling expenses decreased to 36.9% in 2003, compared to approximately 38.6% of revenue in 2002.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs. General and administrative expenses decreased approximately 23.4% to $2,294,000 in 2003, from $2,995,000 in 2002. Approximately $313,000 or
44.7% of the reduction in general and administrative expenses resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002.

As a percentage of revenue, general and administrative expenses represented approximately 17.0% of revenue in 2003, compared to 19.5% of revenue in 2002.

Other Income/Expenses. Other income/expenses consists of interest on short-term deposits and income from exchange rate fluctuations, less interest on short-term debt and expenses from exchange rate fluctuations and gains/losses from disposition of assets. Total other income was $76,000 in 2003 compared to $202,000 in 2002. Interest contributed a net expense of $29,000 in 2003 compared to a net expense of $66,000 in 2002. Exchange rate fluctuations contributed net income of $105,000 in 2003 compared to net income of $202,000 in 2002. A $66,000 gain from the sale of a subsidiary's stock was realized in 2002. No such transaction took place in 2003.

Income Taxes. The Company recorded a provision for income taxes of $22,000 in 2003. In 2002, the Company recorded a provision for income taxes of $13,000. The Company has net loss carry-forward credits.

Net Income (Loss). As a result of the foregoing, net income for 2003 was $492,000 compared to a net loss of $(118,000) in 2002. The net differences between 2003 and 2002 are: a $2,112,000 reduction in operating expenses offset by a $1,367,000 reduction in gross margin, a $60,000 decrease in financial income, a $66,000 reduction in gain from the sale of an investment and a $9,000 increase in tax expense.

Liquidity and Sources of Capital
--------------------------------

At December 31, 2003, the Company had $1,261,000 in cash and cash equivalents.


The Company historically has met its financial requirements primarily through cash provided by operations, which totaled $309,000 during 2003. Investing activities used $370,000 of cash primarily for the capitalization of software costs and purchase of property and equipment. Financing activities used $87,000 of cash for payments of obligations under capital leases. The effect of the exchange rate between the Euro and the U.S. dollar resulted in a $12,000 increase to cash and cash equivalents at December 31, 2003. Total net cash and cash equivalents decreased during 2003 by $136,000. Current assets have increased to $4,685,000 at the end of 2003 from $4,640,000 at the end of 2002 with the increase due to trade accounts receivable. The Company believes that the collectibility of receivables has not declined even though the total outstanding value of the receivables has increased.

The Company has $116,000 in long-term capital lease obligations of which $78,000 is due in 2004. It is anticipated that these debts will be adequately funded from operating cash flows.

 The Company has a $500,000 line of credit agreement that expires in December 2004. As of December 31, 2003, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at year-end was 5.0%. The agreement is secured by $200,000 in restricted cash, as well as the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse change, and change of control of the Company. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390,000 letter of credit against the agreement in connection with the outstanding litigation described in Item 3 of this report. At December 31, 2003, the Company has met all covenants and conditions under its various lending and funding agreements.

Inflation and Seasonality
-------------------------

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Environmental Matters
---------------------

The Company does not believe that environmental matters have had a significant effect on the Company's operations to date.

Critical Accounting Policies
----------------------------

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

Capitalized Software Development Costs - The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. All costs incurred after the product is released to the Company's customers are expensed as incurred.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs commenced in November 2002 and resulted in $46,000 being charged to operations in 2002 resulting in un-amortized capitalized software development costs of $486,000 on the December 31, 2002 Balance Sheet. An additional $292,000 of software development costs were capitalized during 2003 and $285,000 of amortization expense was charged to operations in 2003. There were $493,000 of un-amortized capitalized software development costs on the December 31, 2003 Balance Sheet.

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

Item 7.               Scanvec Amiable Ltd. and Subsidiaries

                        Consolidated Financial Statements


                 For the years ended December 31, 2003 and 2002


                                    Contents


Report of Independent Certified Public Accountants...........................19

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................21
Consolidated Statements of Income............................................22
Consolidated Statements of Shareholders' Equity..............................23
Consolidated Statements of Cash Flows........................................24
Notes to the Consolidated Financial Statements...............................26

               Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors
Scanvec Amiable Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Scanvec Amiable Ltd. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scanvec Amiable Ltd. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 12, 2004

                         Report of Independent Auditors

To the Shareholders and Board of Directors
Scanvec Amiable Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Scanvec Amiable Ltd. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scanvec Amiable Ltd. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                            /s/Ernst & Young LLP


Philadelphia, Pennsylvania
March 7, 2003

                             Scanvec Amiable Ltd. and Subsidiaries

                                  Consolidated Balance Sheets

                   (Amounts in thousands except share and per share amounts)

                                                                            December 31
                                                                        2003            2002
                                                                      -------         -------
Assets
Current assets:
   Cash and cash equivalents                                          $ 1,261         $ 1,397
   Accounts receivables, net of allowance for doubtful
     accounts of $182 and $149 in 2003 and 2002,
     respectively                                                       2,605           2,468
   Other current assets                                                   647             584
   Inventory                                                              172             191
                                                                      -------         -------
Total current assets                                                    4,685           4,640

Property and equipment, net                                               309             413
Deferred tax asset, net                                                   425             425
Intangibles and other assets                                              565             627
                                                                      -------         -------
Total assets                                                          $ 5,984         $ 6,105
                                                                      =======         =======

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                   $   703         $   919
   Accrued expenses                                                     1,849           2,169
   Current maturities of capital lease obligations                         78             126
                                                                      -------         -------
Total current liabilities                                               2,630           3,214

Capital lease obligations, net of current maturities                       38              77
Other long-term liabilities                                                59              61
                                                                      -------         -------
                                                                           97             138
Shareholders' equity:
   Share capital:
     Ordinary shares of NIS 1 par value:
      Authorized: 10,000,000 shares; issued and outstanding:
       6,770,000 shares                                                 1,523           1,523
   Additional paid-in capital                                           8,531           8,531
   Accumulated other comprehensive income                                  27              15
   Accumulated deficit                                                 (6,824)         (7,316)
                                                                      -------         -------
Total shareholders' equity                                              3,257           2,753
                                                                      -------         -------
Total liabilities and shareholders' equity                            $ 5,984         $ 6,105
                                                                      =======         =======

See accompanying notes.

                              Scanvec Amiable Ltd. and Subsidiaries

                                Consolidated Statements of Income


                    (Amounts in thousands except share and per share amounts)

                                                                      Year ended December 31
                                                                      2003               2002
                                                                   ----------         ----------
Revenues:
   Software licenses and other                                     $   10,649         $   11,126
   Royalties                                                            2,821              4,219
                                                                   ----------         ----------
Total revenues                                                         13,470             15,345

Cost of revenues                                                        3,257              3,765
                                                                   ----------         ----------
Gross profit                                                           10,213             11,580
                                                                   ----------         ----------

Operating costs and expenses:
   Research and development                                             2,505              2,976
   Selling and marketing                                                4,976              5,916
   General and administrative                                           2,294              2,995
                                                                   ----------         ----------
Total operating costs and expenses                                      9,775             11,887
                                                                   ----------         ----------
Income (loss) from operations                                             438               (307)

Other income (expense):
   Interest income                                                          2                  8
   Interest expense                                                       (31)               (74)
   Foreign currency gain                                                  105                202
   Gain from sale of subsidiary stock                                       -                 66
                                                                   ----------         ----------
Total other income                                                         76                202
                                                                   ----------         ----------
Income (loss) before provision for income taxes                           514               (105)

Provision for income taxes                                                (22)               (13)
                                                                   ----------         ----------
Net income (loss)                                                  $      492         $     (118)
                                                                   ==========         ==========

Net income (loss) per share--basic and diluted                     $      .07         $    (0.02)
                                                                   ==========         ==========
Weighted average shares outstanding--basic and diluted              6,770,000          6,770,000
                                                                   ==========         ==========



See accompanying notes.

                                                          Scanvec Amiable Ltd. and Subsidiaries

                                                     Consolidated Statements of Shareholders' Equity

                                                                 (Amounts in thousands)

                                                                                  Accumulated
                                                                  Additional         Other                             Total
                                                      Share        Paid-in       Comprehensive      Accumulated     Shareholders'
                                                     Capital       Capital          Income            Deficit          Equity
                                                     -------      ----------     -------------      -----------     -------------
Balance as of December 31, 2001                       $1,523        $8,531       $    -              $(7,198)          $2,856
Comprehensive income:
   Net (loss)                                              -             -            -                 (118)            (118)
   Foreign currency translation adjustments                -             -           15                    -               15
                                                                                                                       ------
   Comprehensive loss--total                                                                                             (103)
                                                     -------        ------       -------------       ----------        ------
Balance as of December 31, 2002                        1,523         8,531           15               (7,316)           2,753
Comprehensive loss:
   Net income                                              -             -            -                  492              492
   Foreign currency translation adjustments                -             -           12                    -               12
                                                                                                                       ------
   Comprehensive income--total                                                                                            504
                                                     -------        ------       -------------       ----------        ------
Balance as of December 31, 2003                       $1,523        $8,531       $   27              $(6,824)          $3,257
                                                     =======        ======       =============       ==========        ======


See accompanying notes.

                               Scanvec Amiable Ltd. and Subsidiaries

                               Consolidated Statements of Cash Flows

                                      (Amounts in thousands)

                                                                            Year ended December 31
                                                                              2003          2002
                                                                             -----          -----
Cash flows from operating activities
Net income (loss)                                                            $ 492          $(118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                               536            535
   (Loss) on sale of property and equipment                                      -              5
   Gain on sale of S.G.S.                                                        -            (66)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivables                               (137)           262
    (Increase) in other current assets                                         (63)           (84)
     Decrease (increase) in inventories                                         19             (2)
    (Decrease) increase in accounts payable                                   (216)           205
    (Decrease) in accrued expenses                                            (320)          (354)
    (Decrease) in other long-term liabilities                                   (2)             -
                                                                             -----          -----
Net cash provided by operating activities                                      309            383

Cash flows from investing activities
Purchase of property and equipment                                            (147)          (120)
Capitalization of software costs                                              (292)          (285)
Cost of patents and trademarks                                                   -            (22)
Proceeds from sale of stock, net                                                 -            (58)
Long-term receivables from sale of S.G.S.                                       69           (133)
                                                                             -----          -----
Net cash used in investing activities                                         (370)          (618)

                               Scanvec Amiable Ltd. and Subsidiaries

                                       (Amounts in thousands)

                                                                             Year ended December 31
                                                                              2003           2002
                                                                             ------         ------
Cash flows from financing activities
Repayment of capital lease obligations                                       $  (87)        $ (145)
Principal payments on notes payable                                               -            (42)
                                                                             ------         ------
Net cash used in financing activities                                           (87)          (187)

Effect of exchange rate on cash and cash equivalents                             12             70
                                                                             ------         ------
Decrease in cash and cash equivalents                                          (136)          (352)
Cash and cash equivalents at beginning of the year                            1,397          1,749
                                                                             ------         ------
Cash and cash equivalents at end of the year                                 $1,261         $1,397
                                                                             ======         ======

Supplementary disclosure of cash flows activities
Cash paid during the year for interest                                       $   30         $   59
                                                                             ======         ======
Supplementary schedule of non-cash and financing activities
Acquisition of equipment through capital lease obligations                   $   47         $   15
                                                                             ======         ======


See accompanying notes.

                      Scanvec Amiable Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries, Scanvec Amiable Inc.; Scanvec Germany GmbH; and Scanvec Amiable Europe S.A. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Translation of Foreign Currency

The local currency is the functional currency for most of the Company's international subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. Exchange gains and losses on inter-company balances of a long-term investment nature are reported in other comprehensive income.

All other exchange gains and losses on inter-company balances are reported in other income (expense), net.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less, including time deposits and certificates of deposit. Included in other current assets is $200 of restricted cash at December 31, 2003 and at December 31, 2002. The restricted cash collateralizes the Company's line of credit (Note 9) and such amount is restricted through December 2004.

Inventory

Inventory primarily consists of supplies used in the production and distribution of the Company's software, as well as hardware. It is stated at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Inventory allowances amounting to $80 at December 31, 2003 are provided to cover risks arising from slow-moving items or technological obsolescence.

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


Intangible Assets

Intangible assets are stated at amortized cost. Amortization is calculated using the straight-line method over the following estimated useful lives:

        Patents                                                      10 years
        Trademarks                                                    2 years

Capitalized Software Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During the years ended December 31, 2003 and 2002, $292 and $285, respectively, were capitalized as software development costs in connection with a new product.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs commenced in November 2002 and resulted in $46 being charged to operations in 2002 and $285 in 2003.

Impairment of Long-Lived and Intangible Assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the estimated undiscounted future cash flows are less than the carrying amounts of the assets, impairment exists and an impairment loss would be calculated and recorded. An impairment loss is calculated based on the excess of the carrying amount over the asset's fair value. Fair value is determined based on current market value or discounted future cash flows.

The Company estimates the future cash flows expected to result from the use of its property and equipment. There was no such impairment in 2003 or 2002.

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

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                     December 31
                                                   2003        2002
                                                  -----       ------

         Net income (loss) as reported            $ 492       $ (118)
                                                  =====       ======
         Pro forma net income (loss)              $ 492       $ (142)
                                                  =====       ======
         Pro forma net income (loss) per share--
          basic                                   $0.07       $(0.02)
         Pro forma net income (loss) per share--
          diluted                                 $0.07       $(0.02)
                                                  =====       ======

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

Revenues from the sale of software products that require customization are recognized as nonrecurring engineering service fees on the percentage-of-completion method of accounting using the cost-to-cost method. For contracts accounted for on the percentage-of-completion basis, revenue and profit recognized in any given accounting period are based on estimates of total projected contract costs; the estimates are continually re-evaluated and revised, when necessary, throughout the life of a contract. Any adjustments to revenue and profit due to changes in estimates are accounted for in the period of the change in estimate. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. Royalties from sub-licensing of the Company's software are recognized when the sub-licensee's related sales are completed and reported to the Company. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees.

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

The Company had revenues amounting to 19% of total revenues from two OEMs during the year ended December 31, 2003. At December 31, 2003, 20% of the Company's total accounts receivable were due from these OEMs. The Company had revenues amounting to 35% of total revenues from two OEMs during the year ended December 31, 2002. At December 31, 2002, 24% of the Company's total accounts receivable were due from these OEMs.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Income Taxes

The Company accounts for income taxes under the liability method and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Earnings per Share

Basic earnings per share (EPS) are computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company's share option plan.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs expensed for the years ended December 31, 2003 and 2002 were approximately $336 and $520, respectively. Approximately $23 of the decrease in advertising costs resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd.
(SGS), which was effective October 1, 2002.

Fair Value of Financial Instruments

The Company used the following methods and assumptions in preparing its fair value disclosures for financial instruments: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, reported in the consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.

The long-term capital lease obligations reported in the consolidated balance sheets approximate their fair values due to the fact that their interest rates approximate market rates of interest.

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse and deliver inventory to customers. These costs were $271 and $475 for the years ended December 31, 2003 and 2002, respectively, and are included in costs of revenues. Approximately $138 of the decrease in shipping and handling costs resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002.


3. Other Current Assets

Other current assets consist of the following:

                                                      December 31
                                                  2003           2002
                                                  -------------------

           Employee receivables                   $  -           $  9
           Prepaid expenses                        314            102
           Restricted cash                         200            200
           Other                                   133            273
                                                  ----           ----
                                                  $647           $584
                                                  ====           ====

4. Property and Equipment

Property and equipment consists of the following:

                                                          December 31
                                                   2003               2002
                                                  --------------------------

           Computers and peripheral equipment     $ 2,116            $ 2,056
           Office furniture and equipment             673                611
           Leasehold improvements                     162                121
           Motor vehicles                              37                 37
                                                  -------            -------
                                                    2,988              2,825
           Accumulated depreciation                (2,679)            (2,412)
                                                  -------            -------
           Property and equipment, net            $   309            $   413
                                                  =======            =======

Depreciation expense charged to operations was $251 and $399 for the years ended December 31, 2003 and 2002, respectively. Approximately $22 of the decrease in depreciation expense resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002.


Property and equipment includes equipment under capital leases, which are primarily computers (Note 8), for which the net book value was $116 and $159 at December 31, 2003 and 2002, respectively.


5. Intangibles and Other Assets

Intangibles and other assets consists of the following:

                                                          December 31
                                                    2003              2002
                                                  --------------------------

           Capitalized software costs             $   824            $   532
           Long-term receivable (a)                    64                133
           Trademark                                    8                  8
                                                  -------            -------
                                                      896                673
           Accumulated amortization                  (331)               (46)
                                                  -------            -------
           Intangibles and other assets, net      $   565            $   627
                                                  =======            =======

(a) See Note 14 regarding sale of Scanvec Garment Systems.

Amortization expense was $285 and $136 for the years ended December 31, 2003 and 2002, respectively. The following represents the Company's expected amortization expense from the intangible assets included in these other assets:


              2004                                         $   359
              2005                                             134


6. Accrued Expenses

Accrued expenses consist of the following:


                                                         December 31
                                                   2003               2002
                                                  -------------------------

           Accrued Royalties                      $  665             $  782
           Accrued Payroll                           320                408
           Accrued Royalties due to government
            authorities (Note 8)                     441                495
           Accrued Legal                              14                213
           Other accrued expenses                    409                271
                                                  ------             ------
                                                  $1,849             $2,169
                                                  ======             ======


7. Related-Party Transactions

The Company paid salaries and related benefits of $182 and $389 during the years ended December 31, 2003 and 2002, respectively, to shareholders and their relatives, who are employed by the Company and its subsidiaries.

8. Commitments and Contingencies

The Company leases certain office space under non-cancelable operating leases. In addition, certain equipment leases are classified as capital leases. The following is a schedule by year of the future minimum lease payments for leases with initial terms in excess of one year at December 31, 2003:


                                               Capital Leases  Operating Leases
                                               --------------------------------

          2004                                       86               500
          2005                                       25               487
          2006                                       15                34
          2007                                        -                34
          2008                                        -                34
                                                  -----           -------
          Thereafter                                  -                26
                                                  -----           -------
          Total minimum lease payments              126           $ 1,115
                                                                  =======
          Less amount representing interest         (10)
                                                  -----
          Present value of net minimum
            lease payments                        $ 116
                                                  =====

Rent expense was $535 and $590 for the years ended December 31, 2003 and 2002, respectively. Approximately $34 of the decrease in rent expense resulted from the Company's sale of its 63.8% ownership in Scanvec Garment Systems Ltd. (SGS), which was effective October 1, 2002.

The Company entered into various agreements with the Chief Scientist of the Government of Israel. The Company has an obligation to pay royalties at the rates of 3%-5% of the sales of products developed in the framework of the funded research and development projects. The aggregate royalties payable are 100%-150% of the grant received, linked to the exchange rate of the U.S. dollar. As of December 31, 2003, the Company has no obligation to pay royalties on sales derived from successful research and development projects. The Company is obligated to repay the Government for the grants received only to the extent that there are sales of the funded product. Royalties paid or accrued amounted to $49 and $48 for the years ended December 31, 2003 and 2002, respectively.

The Company is required to pay royalties to the Fund for the Encouragement of Marketing Activity at the rate of 3% with respect to increase in export sales of products for which the Company received participation for its marketing activities. As of December 31, 2003, the Company has an obligation to pay royalties in the amount of $441.

The Company is obligated to repay the Israeli Government for the grants received only to the extent that there is an increase in export sales from Israel of the products funded. The Company has ceased sales of the related products and has moved operations from Israel to the United States and Belgium. The Company asserts that its obligation is less than the $441 but maintains the liability on its Balance Sheet until an agreement is reached with the Fund for the Encouragement of Marketing Activity.

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

The U.S. Federal Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide, effective immediately. The injunction prohibits the defendants from carrying on business in competition with the Company pending the outcome of a full trial. On October 13, 2003, the United States Court of Appeals for the Third Circuit upheld the injunction.

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

9. Credit Agreements

The Company has a $500 line of credit agreement that expires in December 2004. As of December 31, 2003, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at year-end was 5.0%. The agreement is secured by $200 in restricted cash, as well as the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth.

Events of default under the credit agreement include failure to perform in accordance with the covenants, material adverse change, and change of control of the Company. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390 letter of credit against the agreement in connection with the outstanding litigation described in Note 8 above and in Item 3 of this report. At December 31, 2003, the Company has met all covenants and conditions under its various lending and funding agreements.

10. Share Capital

The Company's Ordinary Shares, which have a nominal value of NIS (New Israeli Shekel) 1.00, are traded on the Over The Counter Bulletin Board market in the United States. The Ordinary Shares entitle their holders to vote and participate in meetings, as well as the right to a pro rata share in the Company's profits and a right to a pro rata share in the excess of assets over liabilities of the Company in the event of liquidation.

In 1994, 1997, 1998, and 1999, the Board of Directors of the Company adopted Share Option Plans pursuant to which 300,000; 150,000; 300,000; and 350,000 Ordinary Shares, respectively, were reserved for issuance upon the exercise of options to be granted to employees of the Company. In October 2000, the Company established another Share Option Plan, which ratified the 1999 plan.

The exercise price of these options may not be less than 100% of the market price of the Company's Ordinary Shares on the date of grant. Any options that are cancelled or forfeited before expiration become available for future grants. The options granted vest over a 3-year period and expire 10 years after the date of grant.

Following are the details of such plans:

                                                      Options Outstanding
                                                                                         Weighted
                                                                                          Average
                                     Available           Number         Exercise          Exercise
                                     for Grant         of Options        Price             Price
                                    ------------------------------------------------------------
     Balance as of
       December 31, 2001              569,900           502,100        $1.00-$6.67         $2.28

     Options forfeited                 51,000           (51,000)        1.38-3.00           1.86
                                      -------           -------        -----------         -----
     Balance as of
       December 31, 2002              620,900           451,100         1.00-6.67          $2.30

     Options forfeited                 25,000           (25,000)          1.38              1.38
                                      -------           -------        -----------         -----
     Balance as of
       December 31, 2003              645,900           426,100       $1.00-$6.67          $2.34
                                      =======           =======       ===========          =====

The weighted average exercise price of options exercisable as of December 31, 2003 and 2002 is $2.34 and $2.30 respectively.

The options outstanding as of December 31, 2003, have been separated into ranges of exercise price, as follows:

                                                                                      Weighted Average
                                                                  Weighted            Exercise Price of
                             Options Outstanding and         Average Remaining            Options
      Exercise                  Exercisable as of               Contractual           Outstanding and
       Price                    December 31, 2003               Life (Years)            Exercisable
-----------------------------------------------------------------------------------------------------------
       $6.67                       30,000                           0.3                    $0.47
        3.63                       20,000                           0.2                     0.17
        3.00                       25,500                           0.3                     0.18
        2.75                       37,600                           0.4                     0.24
        2.63                       30,000                           0.3                     0.19
        2.50                      100,000                           0.9                     0.59
        1.38                       83,000                           1.4                     0.27
        1.00                      100,000                           1.5                     0.23
                                  -------                           ---                    -----
                                  426,100                           5.3                    $2.34
                                  =======                           ===                    =====

There were no stock options granted during the year ended December 31, 2003.

The Black-Scholes option valuation model was used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the value of its employee share options.

11. Retirement Plans

Scanvec Amiable Inc., a wholly owned subsidiary, has a defined contribution retirement plan (401(k) Plan) for the benefit of eligible employees. The plan provides for matching contributions by Scanvec Amiable Inc. up to a maximum of 30% of 6% of the employee's compensation. Retirement plan expenses for the years ended December 31, 2003 and 2002 were $42 and $47, respectively.

12. Income Taxes

A reconciliation of the theoretical tax expense (benefit) assuming all income tax is taxed at the statutory rate and the actual expense (benefit) is as follows:

                                                                        Year ended December 31
                                                                        2003            2002
                                                                       -----------------------
Theoretical tax expense (benefit) computed at the                                      $   (36)
statutory rate of 34%                                                  $   175
State taxes (net of federal benefit)                                         -               7
Nondeductible expenses, net                                                 14              14
Carry forward losses for which valuation allowances
  were (reduced) provided                                                 (119)             93
Research & development (credit)                                            (89)              -
Change in federal rate                                                       -             (49)
Foreign taxes rate differential                                             41             (16)
                                                                       -------         -------
Actual tax expense                                                     $    22         $    13
                                                                       =======         =======

Income (loss) before income taxes consisted of the following:

                                                                        Year ended December 31
                                                                         2003           2002
                                                                       -----------------------
Domestic                                                               $   592         $   170
Foreign                                                                    (78)           (275)
                                                                       -------         -------
                                                                       $   514         $  (105)
                                                                       =======         =======

Deferred income tax balances consist of the following:

                                                                             December 31
                                                                        2003            2002
                                                                       -----------------------
Net operating loss carry forward                                       $ 1,675         $ 1,693
Reserves and allowances                                                    613             626
                                                                       -------         -------
Gross deferred tax assets                                                2,288           2,319
Accumulated amortization of computer software costs
  and property and equipment                                              (278)           (190)
                                                                       -------         -------
Net deferred tax assets before valuation allowance                       2,010           2,129
Valuation allowance                                                     (1,585)         (1,704)
                                                                       -------         -------
Net deferred tax assets                                                $   425         $   425
                                                                       =======         =======

Due to a history of losses, the Company has provided valuation allowances against the deferred tax assets resulting from tax loss carry forwards and other temporary differences; management currently believes that it is more likely than not that the deferred taxes related to these items will not be realized.

As of December 31, 2003, the Company has available in the United States net operating loss carry forwards of $4.2 million expiring between 2015 and 2021. As of December 31, 2003, Scanvec, Ltd. has available in Israel net operating loss carry forwards and deductions of $7.2 million, which may be carried forward and offset against taxable income in the future for an indefinite period.

13. Segments, Customer and Geographic Information

The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

The following presents total revenues and long-lived assets for the years ended December 31:

                                               2003                       2002
                                     -------------------------------------------------
                                                     Long-                      Long-
                                      Total          Lived       Total          Lived
                                     Revenues        Assets     Revenues        Assets
                                     -------------------------------------------------
       North America                 $10,226         $1,163     $11,410         $1,242
       Asia                              140             93       1,468            179
       Europe                          3,104             43       2,467             44
                                     -------         ------     -------         ------
                                     $13,470         $1,299     $15,345         $1,465
                                     =======         ======     =======         ======

Revenues classified by geographical destinations of the end customers:

                                                        Year ended December 31
                                                          2003          2002
                                                        ----------------------

           Israel                                       $   140        $   240
           U.S.A.                                         5,482          6,200
           Far East                                       3,251          4,385
           North America (excluding U.S.A.)                 790            730
           Europe                                         3,807          3,790
                                                        -------        -------
                                                        $13,470        $15,345
                                                        =======        =======

14. Sale of Scanvec Garment Systems (S.G.S)

On October 1, 2002, the Company sold its 63.8% ownership interest in S.G.S. to a minority shareholder in S.G.S. for $35 in cash and a long-term note receivable with a minimum value of $180. The net assets of S.G.S. primarily consisted of acquired plotter technology and other intangibles. The Company recognized a gain of $66 on the sale in 2002.

No such transaction took place in 2003.

15. Recent Accounting Pronouncements

On January 1, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have any material impact on the company's financial position or results of operations.

On January 1, 2003, the company adopted Financial Accounting Standards Board
(FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on the company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on the company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within the scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. The company does not have any interest in limited-life entities as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the company's financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of the effective provisions of SFAS No. 132 did not have a material impact on the company's financial position or results of operations.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 2003, the Company dismissed Ernst & Young LLP ("E&Y") as its independent public accountants. The decision to dismiss Ernst & Young LLP was approved by the Company's Audit Committee and Board of Directors.

On January 12, 2004, the Company retained Grant Thornton LLP ("Grant Thornton") as its new independent public accountants to perform the audit of the 2003 financial statements. The decision to retain Grant Thornton was approved by the Company's Audit Committee and Board of Directors as well as its shareholders in their annual meeting on December 30, 2003.

These events were previously reported on Current Reports on Form 8-K, filed on December 8, 2003 and January 15, 2004, respectively.

ITEM 8A. CONTROLS AND PROCEDURES


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

         Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived, could provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Nominee                      Age                                    Principal Occupation
-------                      ---                                    ---------------------
Benjamin Givli               83            Mr. Givli has served as the Chairman of the Company since June 1998. Mr.
                                           Givli is currently serving as Chairman of OpusDent Ltd. (a subsidiary of
                                           Lumenis Ltd.). Mr. Givli was chairman of the board of directors of Laser
                                           Industries Ltd. from December 1989 until February 1998. He was Chief
                                           Executive Officer of Laser Industries Ltd. from September 1992 through March
                                           1994 and from March 1995 to February 1998. From 1987 to 1989, Mr. Givli was
                                           the chairman of Israel Electric Corporation. From 1970 to 1987, he was
                                           Chairman of Koor Foods Ltd. and a member of the management of Koor Industries
                                           Ltd. From 1987 to February 1995, he was a director of Haifa Chemicals Ltd.

Dr. Ramon Harel              74            Dr. Harel currently serves as CEO of the Company and has been a director of the Company since its inception in 1990 and served as the Chairman of the
                                           Company from 1990 through the middle of 1998. He also served as President of the Company from March 2000 until February 2002. He served as Chief Executive
                                           Officer from 1995 to 1997 and as Chief Financial Officer from inception to
                                           1995. Dr. Harel was the Director General of Israel's Transport Ministry from
                                           1969 to 1972 and served as Executive Vice President of the Israel Discount
                                           Bank from 1972 to 1975. From 1978 to 1983, Dr. Harel was the Director General
                                           of the Israel Airports Authority. Dr. Harel holds a Ph.D. in Economics from
                                           Harvard University.

Moti Dabi                    66            Mr. Dabi was elected to the Board of Directors on December 30, 2003 to serve for a period of one year. Mr. Dabi currently serves as the President and CEO of Gaon Agro Industries, Ltd. He served as Chairman of Hamashbir Holdings,
                                           Ltd. from 1999 to 2001. Mr. Dabi served as Director General of the Israel
                                           Airport Authority from 1993 to 1997. He held several senior positions within the Israel Airport Authority from 1978 until 1993. Mr. Dabi holds a B.A. and
                                           M.A. in Political Science from Haifa University.

Nominee                      Age                                    Principal Occupation
-------                      ---                                    ---------------------
Yoav Doppelt                 35            Mr. Doppelt has been a director of the Company since the second quarter of
                                           2000. Mr. Doppelt currently serves as the CEO of Ofer Brothers Hi-Tech Ltd..
                                           Previously, he was the Vice President of Business Development of the
                                           Technological Division of Ofer Brothers Group. Since 1996, Mr. Doppelt has
                                           held various positions in the Ofer Brothers Group such as Investment Manager and assistant to the CFO. Mr. Doppelt serves as a Director in several enterprises such as Tower Semiconductor, IMI and Israel Chemicals R&D. Mr.
                                           Doppelt holds a B.Sc. in industrial management from the Technion Institute of
                                           Technology and a MBA from Haifa University.

Shmulik Aran                 42            Mr. Aran has been a director of the Company since December 2002. Mr. Aran is currently the Chief Technology Officer and Investment Manager for Ofer
                                           Brothers Hitech Investments Ltd. where he has served in this capacity since
                                           2001. From 1998 to 2000, he served as Vice President and Sales Development
                                           Director at Natural Speech Communication. Mr. Aran was the Sales Development
                                           Director and Product and Project Manager at Comverse Network Systems from
                                           1996 to 1997. Mr. Aran has a BSc in Mathematics and Physics from Hebrew
                                           University and an MSc in Electric Engineering from Tel Aviv University.

Aliza Rotbard                56            Ms. Rotbard has been an independent director of the Company since August
                                           1998. Ms. Rotbard is the founder of DOORS Information Systems, Inc. and has been its Chief Executive Officer since its formation in the US in 1990. From
                                           1985 to 1989, she was President and Chief Executive Officer of Quality
                                           Computers Ltd. From 1980 to 1985, Ms. Rotbard served as Deputy General
                                           Manager, Computer Department and Operations, of the Tel-Aviv Stock Exchange.
                                           Ms. Rotbard holds a BSc. in mathematics and physics from Hebrew University,
                                           Jerusalem.

Avi Heifetz                  60            Mr. Heifetz has been an independent director of the Company since December
                                           2002. Mr. Heifetz is the founder and CEO of A. Heifetz and Co., which he founded in 1988. The company is an Israeli based investment and financial management-consulting firm. A. Heifetz and Co. is the managing company of A.
                                           Heifetz Technologies Ltd., an investment company with a portfolio of over thirty diverse hi-tech companies. Mr. Heifetz served as senior vice president of Leumi & Co. from 1980 to 1988. Mr. Heifetz was the managing director of
                                           Economics and Planning Department of the Ministry of Transportation in Israel
                                           from 1975 to 1980. Prior to 1975, Mr. Heifetz served as a project manager for the World Bank and financial consultant to the Israel Discount Bank. Mr.
                                           Heifetz holds a MA in Economics and MBA from Hebrew University.

Nominee                      Age                                    Principal Occupation
-------                      ---                                    ---------------------
Gerald J. Kochanski          50            Mr. Kochanski currently serves as the CFO and Vice President of Finance of the Company. He has been CFO of the Company since April 2000 and a Vice
                                           President of the Company since January 1999. He was the Chief Financial
                                           Officer of Marketing Technologies, Inc. from 1991 to 1998. From 1988 to 1991,
                                           Mr. Kochanski was the U.S. Corporate Controller of Gist-brocades Food
                                           Ingredients Inc. He is a Certified Public Accountant and holds a MBA with a
                                           Finance concentration and a B.S. in Accounting from LaSalle University in
                                           Philadelphia.

Dan Harel                    36            Mr. Harel currently serves as Vice President Marketing and Business
                                           Development. Mr. Harel rejoined the Company in October 2003, while he previously served in different roles for Scanvec Amiable, from 1991 to 1996.
                                           From 1997 to 1999, he held the position of Vice President of Operations of
                                           Full Print, a large screen-printing, digital printing and sign-making manufacturer. From 2000 to 2002, Mr. Harel was the Director of Sales, Western
                                           Region, for Orsus Solutions. Mr. Harel holds a BA in Business Administration and Accounting from the College of Management in Tel Aviv.

Audit Committee:
Mr. Avi Heifetz, Ms Aliza Rotbard and Mr. Shmulik Aran serve on the Company's Audit Committee. The Board of Directors has determined that Mr. Avi Heifetz and Ms. Aliza Rotbard, qualify as "audit committee financial experts," as defined in item 401(e) of Regulation S-B. Both of these individuals are independent members of the Company's Board of Directors.

Code of Ethics:
The Company has not adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer as of this time. The Company's Board of Directors is currently in the process of adopting such a code and expects to complete this process promptly.


Section 16(a) Beneficial Ownership Reporting Compliance

During the last fiscal year, none of the directors, officers or beneficial owners of more than 10 percent of the Company's Ordinary Shares filed reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION
         SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation                Awards             Payouts
                                     ----------------------------------------- ----------------------    -------
            (a)                (b)         (c)          (d)          (e)          (f)         (g)          (h)       (I)
          Name and                                                   Other       Stock     Securities      LTIP       All
          Position            Year       Salary         Bonus     Compensation   Awards    Option/SAR     Payouts    Other
-----------------------------------------------------------------------------------------------------------------------------
Mr. Benjamin Givli            2003   $      52,478   $      0
Chairman                      2002   $      55,000   $      0
                              2001   $      24,500   $      0

Dr. Ramon Harel (1)(6)        2003   $    150,000    $      0       $23,000(4)
CEO                           2002   $    150,000    $ 30,000       $23,000(4)
                              2001   $    150,000    $      0

Mr. David Daffner (2)(3)      2003   $    100,735    $      0       $1,070 (4)
President                     2002   $    140,000    $ 14,000       $1,170 (4)
                              2001   $          0    $      0

Mr. Gerald Kochanski(3)       2003   $    120,000    $      0       $5,880 (4)
Vice President/CFO            2002   $    120,000    $ 20,000       $5,880 (4)
                              2001   $    112,115    $      0

Mr. Dan Harel (5)(6)          2003   $     23,078    $      0
Vice President Marketing &
Business Development
-----------------------------------------------------------------------------------------------------------------------------

(1) Dr. Harel resigned his position as the President of the Company in February 2002.
(2) Mr. Daffner served as the Company's President from February 2002 until April 2003. His employment was terminated in April 2003 by the Company without cause. He was paid five month's salary per his employment agreement.
(3) Messrs. Harel, Daffner and Kochanski received bonuses in 2002. The Company does not have a formal Bonus plan. Discretionary bonuses for performance may be proposed by the Chief Executive Officer with approval by the Board of Directors.
(4)  These amounts represent living and automobile allowances.
(5)  Mr. Harel  became an employee on October 1, 2003.
(6)  Dr. Harel and Mr. Dan Harel are father and son.

Remuneration of Directors
-------------------------

In 2003, the non-employee directors, Aliza Rotbard and Avi Heifetz received a stipend of $1,000 per quarter and $290 for each Board of Directors or committee meeting the director attended in person. In addition, the Company reimbursed non-employee directors for reasonable travel expenses for attending Board of Directors or committee meetings.

Employment Agreement with Dr. Ramon Harel
-----------------------------------------
On September 5, 2000, Scanvec Amiable, Inc. ("Amiable"), a wholly owned subsidiary of the Company, entered into an Employment Agreement with Dr. Ramon Harel. The agreement terminates on December 31, 2001 and was extended to be terminated on Dec 31, 2002. The term of the agreement specifies that Dr. Harel will be employed as the President and CEO of Amiable. Under the agreement, Dr. Harel is entitled to a base salary of $150,000 per year. The Board of Directors has the discretion to grant Dr. Harel a performance bonus in addition to his base salary. The contract is terminable by either Dr. Harel or Amiable for any reason upon 60 days' notice. However, if Amiable terminates Dr. Harel's employment with the Company without cause, it must pay him his regular salary during the 60-day notice period and in addition pay him severance equal to three months' salary. If the Company dismisses Dr. Harel for cause, it will not be obligated to pay him any severance. The contract also contains provisions relating to assignment of inventions, non-disclosure of proprietary information and non-competition and non-solicitation of customers for a period of 12 months following termination of his employment contract.

Employment Agreement with Gerald J. Kochanski
---------------------------------------------

On October 26, 1999, Amiable Technologies, Inc., the successor to Amiable, entered into an employment agreement with Gerald J. Kochanski for Mr. Kochanski to serve as the Vice President of Operations of Amiable Technologies. The term of the agreement commenced on September 1, 1999 and has no specified termination date. On April 1, 2000 the Company amended Mr. Kochanski's employment agreement for Mr. Kochanski to serve as the Chief Financial Officer and the Vice President of Operations of the Company. Under the agreement, Mr. Kochanski is entitled to a base salary of $110,000. The CEO has the discretion to grant Mr. Kochanski a performance bonus subject to the approval of the Board of Directors. The contract is terminable by either party upon 60 days' notice for any reason, but the Company must continue to pay him his regular salary during such 60-day period. However, if the Company terminates Mr. Kochanski's employment with the Company without notice, for cause, it will not be obligated to pay him his regular salary during such 60-day period nor any severance. The contract states that if Mr. Kochanski is forced to leave or changes his position in the Company due to change in control of the shareholders or restructuring of the Company, Mr. Kochanski will be entitled to receive three months of severance pay, in addition to his regular salary during the 60 day notice period. The contract also contains provisions relating to assignment of inventions, non-disclosure of proprietary information and non-competition and non-solicitation of customers for a period of 12 months following termination of his employment contract.

Employment Agreement with  Dan Harel
------------------------------------

On October 6, 2003 the Company entered into an employment agreement with Dan Harel for Mr. Harel to serve as Vice President Marketing and Business Development. The term of the agreement commenced on October 1, 2003 and has no specified termination date. Under the agreement, Mr. Dan Harel is entitled to a base salary of $100,000 and a commission of 1% of sales in excess of annual sales of $14 million. The CEO has the discretion to grant Mr. Harel a performance bonus subject to the approval of the Board of Directors. The contract is terminable by either party upon 60 days' notice for any reason, but the Company must continue to pay him his regular salary during such 60-day period. The Company will pay Mr. Harel two additional months' salary as severance pay if the Company terminates Mr. Harel's employment without cause. However, if the Company terminates Mr. Harel's employment with the Company without notice, for cause, it will not be obligated to pay him his regular salary during such 60-day period nor any severance. The contract also contains provisions relating to assignment of inventions, non-disclosure of proprietary information and non-competition and non-solicitation of customers for a period of 12 months following termination of his employment contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 25, 2003, the number of Ordinary Shares beneficially owned by (a) all shareholders known to the Company to own more than 5.0% of the Company's Ordinary Shares, (b) each director and executive officer of the company, and (c) all directors and executive officers of the Company as a group.

          Name and Address                         Number of Shares Owned          Percent of Shares (%)
          ----------------                         ----------------------          ---------------------
          Jim Chang (1)(2)                                1,171,000                       17.3%
          12 Runningbrook
          Irvine, California
          92620

          Dr. Ramon Harel(2)(3)                           1,102,000                       16.3%
          1530 Locust Street
          Philadelphia, Pennsylvania
          19102 (2)

          Yuan Chang (1)(2)                                 585,500                        8.6%
          824 Hunt Rd.
          Newton Square, Pennsylvania
          19073

          Yu-Chung Chu(2)                                   585,500                        8.6%
          11526 Seneca Woods Ct.
          Great Falls, Virginia
          22066

          Yozma Venture Capital Ltd.(4)(5)(6)             1,182,858                       17.5%
          2 Hanamal Street
          Haifa, Israel

          Benjamin Givli (4) (6) (7)                        201,623                        2.9%
          c/o Scanvec Amiable
          Atidim  Industrial Park POB
          58159
          Tel Aviv, Israel(1)(2)

          Yacha Sutton                               171,623                        2.5%
          6 Oppenheimer Street
          Tel Aviv, Israel(1)

          Moti Dabi                                   -0-                             0%
          c/o Scanvec Amiable Ltd.
          Atidim Industrial Park
          POB 58159
          Tel Aviv, Israel

          Shmulik Aran (5)                            -0-                             0%
          c/o Scanvec Amiable Ltd.
          Atidim Industrial Park
          POB 58159
          Tel Aviv, Israel

          Yoav Doppelt (5)                            -0-                             0%
          c/o Scanvec Amiable Ltd.
          Atidim Industrial Park
          POB 58159
          Tel Aviv, Israel

          Avi Heifetz                                 -0-                             0%
          c/o Scanvec Amiable Ltd.
          Atidim Industrial Park
          POB 58159
          Tel Aviv, Israel

          Aliza Rotbard                               -0-                             0%
          c/o Scanvec Amiable Inc.
          International Plaza Two
          Suite 625
          Philadelphia, PA 19113

          Gerald J. Kochanski (7)                     30,000                         .1%
          c/o Scanvec Amiable Inc.
          International Plaza Two
          Suite 625
          Philadelphia, PA 19113(2)

          All directors and executive officers     2,516,481                       37.2%
          as a group (eight persons)

(1) Messrs. Jim Chang and Yuan Chang are brothers.
(2) Number of ordinary shares owned obtained from Company's Stock Transfer
    Agent.
(3) Number of shares includes vested options to purchase 100,000 ordinary shares.
(4) Yozma Venture Capital Ltd., Fertoza LLC (Whitehall Investment Co. and Abbey Investment Ltd., subsidiaries of Fertoza LLC, currently hold Fertoza's shares) and Messrs. Benjamin Givli and Yacha Sutton (together, the "Givli Group"), acquired their shares together from a former principal shareholder of the Company in June 1998. The members of the Givli Group have entered into an agreement, which, among other things, provides that the parties will vote their Ordinary Shares together on all matters coming before the Company's shareholders
(5) Yozma Venture Capital Ltd. has a contractual right to nominate two representatives to the Company's Board of Directors. Mr. Yoav Doppelt and Mr. Shmulik Aran serve on the Company's Board of Directors on behalf of Yozma Venture Capital Ltd.
(6) Number of shares confirmed with shareholder.
(7) Number of shares includes vested options to purchase 30,000 ordinary shares.


The table below provides aggregate information relating to the Company's employee option plans, all of which were approved by the shareholders of the Company. Additional information concerning such employee option plans is provided in footnote 12 to the financial statements set forth in Item 7.

 ------------------------------ ------------------------------- ------------------------------- ----------------------------
                                           (a)                             (b)                            (c)

                                                                                                 Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                 Number of securities to         Weighted-average                under equity
                                 be issued upon exercise         exercise price of               compensation plans
                                 of outstanding options,         outstanding options,            (excluding securities
         Plan Category           warrants and rights             warrants and rights             reflected in column (a))
  ------------------------------ ------------------------------- ------------------------------- ----------------------------
  Equity compensation            426,100                         $2.34                           645,900
  plans approved by
  security holders
  ------------------------------ ------------------------------- ------------------------------- ----------------------------
  Equity compensation            -0-                             Not applicable                  -0-
  plans not approved by
  security holders
  ------------------------------ ------------------------------- ------------------------------- ----------------------------
  Total                          426,100                         $2.34                           645,900
  ------------------------------ ------------------------------- ------------------------------- ----------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Ramon Harel, Chief Executive Officer and Dan Harel, Vice President Marketing and Business Development are father and son.

ITEM 13(a).       Exhibits

  3.1    Certificate of Incorporation (1)
  3.2    Articles of Association (1)
 10.1    Employment Contract of Dr. Ramon Harel, President/CEO dated September 5, 2000 (1)
 10.2    Employment Contract of G.J. Kochanski, Vice President/CFO dated October 26, 1999 (1)
 10.3    Lease for Office of Scanvec Amiable Inc. (formerly Amiable Technologies)
                  with K/B FUND II dated January 27, 1998 (1)
 10.4    Asset Purchase Agreement between Hasmark, Inc., Ivan N. Markowitz, Peter Hasiuk,
                  Scanvec Garment Systems, Ltd. and Scanvec Amiable, Ltd. dated September 1, 2000 (1)
 10.5    Configurable Postscript Interpreter OEM License Agreement between Scanvec Amiable Inc.
                  (formerly Amiable Technologies Inc.) and Adobe Systems Incorporated dated
                  February 7, 1997 (1)
 10.6    Appendix No. 1 to the Adobe Agreement dated February 7, 1997 (1)
 10.7    Appendix No. 2 to the Adobe Agreement dated February 7, 1997 (1)
 10.8    Amendment No. 1, dated March 15, 1998, to Appendix No. 1 to the Adobe Agreement.(1)
 10.9    Amendment No.2, dated March 15, 1999, to Appendix No. 1 to the Adobe Agreement.(1)
10.10    Letter extending Adobe agreement from February 7, 1999 to February 7, 2000 (1)
10.11    Letter extending Adobe agreement from February 7, 2000 to February 7, 2001 (1)
10.12    Letter extending Adobe agreement from February 7, 2001 to February 7, 2002 (1)
10.13    Amendment No. 3, dated February 26, 2001, to Appendix No. 1 to the Adobe Agreement.(1)
10.14    Agreement to Develop OEM Products for ColorCAMM PC600 between Scanvec Amiable Inc.
                  (formerly Amiable Technologies Inc.) and Roland DG Corporation dated May 14, 1999 (1)
10.15    OEM Agreement with Great Computer Corporation and Scanvec Amiable Inc.
                  (formerly Amiable Technologies Inc.) dated March 10, 2000 (1)
10.16    Distributor Agreement between Scanvec Amiable Inc (formerly Amiable Technologies Inc.)
                  and Mutoh Industries, Ltd. dated June 15, 2000 (1)
10.17    Agreement to Develop OEM Products between Scanvec Amiable Inc (formerly Amiable
                  Technologies Inc.) and Alps Electric Co., Ltd. dated March 31, 2000 (1)
10.18    OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated March 1, 2000 (1)
10.19    OEM Software Development and License Agreement between Hewlett Packard Company and Scanvec Amiable Inc. dated September 1, 2000 (1)
10.20    Agreement to Develop OEM Products between Scanvec Amiable Inc. (formerly Amiable
                  Technologies Inc.) and Mimaki Engineering Co., Ltd. dated July 10, 1999 and Addendum #1 dated October 12, 2000 (1)
10.21    Agreement to Develop OEM Products between Scanvec Amiable Inc, (formerly Amiable
                  Technologies Inc.) and Roland DG Corporation dated April 20, 1998 with
                  Addendums #1 and #2 dated April 3, 2000 (1)
14.1     Code of Ethics
21.1     Subsidiaries of the registrant
24.1     Form of Power of Attorney

31.1     Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2     Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Scanvec Amiable Ltd.'s Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 17, 2001.

ITEM 13(b).       Reports on Form 8-K.

Reports on Form 8-K.

During the last quarter of the period covered by this report, the following reports on Form 8-K were filed:

December 8, 2003, Form 8-K reporting under "Item 4. Changes in Registrant's Certifying Accountant" disclosing the dismissal of Ernst & Young LLP as the Company's independent public accountants and the appointment of Grant Thornton LLP as the Company's new independent public accountants.

December 12, 2003, Form 8-K/A reporting under "Item 4. Changes in Registrant's Certifying Accountant" correcting the information included in the December 8, 2003 Form 8-K with regard to Grant Thornton LLP to disclose that the appointment of Grant Thornton LLP is subject to completion of their engagement acceptance process.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees
----------
These are the aggregate fees billed for professional services by the Company's independent accountants for the audit of the annual financial statements and quarterly review of financial statements included in the Company's Form 10-QSB(s) as well as services provided in connection with statutory or regulatory filings.

         2002              $138,000
         2003              $139,000

Audit-Related Fees
------------------
These are the aggregate fees billed for professional services by the Company's independent accountants for assurance and related services that are reasonably related to the performance of the audit of the Company's financial statements and are not reported under Audit Fees.

         2002              $ 0
         2003              $ 0

Tax Fees
--------
These are the aggregate fees billed for professional services by the Company's independent accountants for tax compliance, tax advice and tax planning.

         2002              $ 55,000
         2003              $ 34,000

All Other Fees
--------------
These are the aggregate fees billed for products and services by the Company's independent accountants and are not reported in any of the other categories in this section.

         2002              $ 0
         2003              $ 0


The Company's Audit Committee pre-approved the 2003 Audit Fees in accordance with Rule2-01 of Regulation S-X. The 2002 Audit Fees and Tax Fees for 2002 and 2003 were not pre-approved by the Company's Audit Committee since the work was performed prior to the current requirements prescribed by Rule2-01 of Regulation S-X.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  Scanvec Amiable, Ltd.

                                  By: /s/ Dr. Ramon Harel
                                      -------------------------------
                                  Dr. Ramon Harel, Chief Executive Officer



                                  /s/ Dr. Ramon Harel
                                  ---------------------
                                  Dr. Ramon Harel on behalf of himself as
                                  Chief Executive Officer and Director,
                                  and as attorney-in-fact for Aliza
                                  Rotbard, Moti Dabi, Benjamin S. Givli,
                                  Shmulik Aran, Avi Heifetz and Yoav
                                  Doppelt, Directors



                                  /s/ Gerald J. Kochanski
                                  ----------------------------------------
                                  Gerald J. Kochanski, Chief Financial Officer

                                  Exhibit Index

Exhibit Number                     Description
--------------------------------------------------------------------------------
    21.1          Subsidiaries of the registrant
    24.2          Form of Power of Attorney
    31.1          Certification of Principal Executive Officer pursuant to
                       Section 302(a) of the Sarbanes-Oxley Act of 2002
    31.2          Certification of Principal Financial Officer pursuant to
                       Section 302(a) of the Sarbanes-Oxley Act of 2002
    32.1          Certification of Principal Executive Officer pursuant to
                       18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2          Certification of Principal Financial Officer pursuant to
                       18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002