Form 10QSB
period 2004-03-31
SCANVEC AMIABLE LTD
filed 2004-05-13
CIK 919173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number: 000-23734


                              SCANVEC AMIABLE, LTD.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


                    ISRAEL                                          N/A
         ------------------------------                    ---------------------
        (State or other jurisdiction of                    (I.R.S. Employer ID)
         incorporation or organization)

International Plaza Two, Suite 625, Philadelphia, PA             19113-1518
----------------------------------------------------           -------------
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

Applicable only to corporate issuers
The number of shares outstanding of the issuer's common stock as of May 13, 2004 was 6,770,000.


Transitional small business disclosure format.  Yes      No  X
                                                    ---     ---

                              SCANVEC AMIABLE, LTD.

                                FORM 10-QSB INDEX


Number                                                                     Page
------                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  3

Item 2.  Management's Discussion and Analysis of                           14
         Financial Condition and Results of Operations

Item 3. Controls and Procedures                                            18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities                                             19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 21

Exhibit Index                                                              22

                      SCANVEC AMIABLE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            MARCH 31, DECEMBER 31,
                                                            ----------------------
                                                              2004       2003
                                                            ----------------------
                                                            (Unaudited) (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,783    $ 1,261
   Accounts receivable (net of allowance for doubtful
     accounts of $179 and $182 at March 31, 2004
     and December 31, 2003, respectively)                      2,386      2,605
   Other current assets                                          715        647
   Inventories                                                   110        172
                                                             -------------------
Total current assets                                           4,994      4,685

Property and equipment, net                                      304        309
Deferred tax asset, net                                          425        425
Other assets                                                     554        565
                                                             -------------------
Total assets                                                 $ 6,277    $ 5,984
                                                             ===================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                         $   545    $   703
    Accrued expenses                                           2,055      1,849
    Current maturities of capital lease obligations               59         78
                                                             -------------------
 Total current liabilities                                     2,659      2,630

 Capital lease obligations, net of current maturities             30         38
 Other long-term liabilities                                      71         59
                                                             -------------------
                                                                 101         97

 Commitments and contingencies                                  --         --

 Shareholders' equity:
    Share capital:
    Ordinary shares of NIS 1 par value:
    Authorized: 10,000,000 shares; issued and
      outstanding: 6,770,000 shares                            1,523      1,523
    Additional paid-in capital                                 8,531      8,531
    Accumulated other comprehensive income                        23         27
    Accumulated deficit                                       (6,460)    (6,824)
                                                             -------------------
 Total shareholders' equity                                    3,517      3,257
                                                             -------------------
 Total liabilities and shareholders' equity                  $ 6,277    $ 5,984
                                                             ===================

See accompanying notes.

                             SCANVEC AMIABLE LTD. AND SUBSIDIARIES

                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      2004             2003
                                                                   ---------------------------
Revenues:
   Software licenses and other                                     $    3,028       $    2,208
   Royalties                                                              665              844
                                                                   ---------------------------
Total revenues                                                          3,693            3,052

Cost of revenues                                                          858              720
                                                                   ---------------------------
Gross profit                                                            2,835            2,332
                                                                   ---------------------------

Operating costs and expenses:
   Research and development costs                                         704              792
   Selling and marketing expenses                                       1,167            1,280
   General and administrative expenses                                    674              635
                                                                   ---------------------------
Total operating expenses                                                2,545            2,707
                                                                   ---------------------------
Income (loss) from operations                                             290             (375)

Other income (expense):
   Interest income                                                          4                4
   Interest expense                                                        (3)             (18)
   Foreign currency (loss) gain                                           (27)              25
                                                                   ---------------------------
Total other (expense) income                                              (26)              11
                                                                   ---------------------------
Net income (loss)                                                  $      264       $     (364)
                                                                   ===========================

Basic and diluted net income (loss) per share                      $      .04       $     (.05)
                                                                   ===========================
Weighted average shares outstanding -basic and diluted              6,770,000        6,770,000
                                                                   ===========================



See accompanying notes.

                         SCANVEC AMIABLE LTD. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (AMOUNTS IN THOUSANDS)

                                                                   THREE MONTH'S ENDED
                                                                           MARCH 31,
                                                                        2004    2003
                                                                    ------------------
Cash flows from operating activities:

    Net income (loss)                                               $   264    $  (364)
    Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Depreciation and amortization                                     141        130
       Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivables                      219        (14)
       Decrease in inventories                                           62         39
       (Increase) decrease in other current assets                      (68)        25
       Decrease in account payables                                    (158)      (138)
       Increase in accrued expenses                                     206         20
       Increase in other long-term liabilities                           12          2
                                                                    ------------------
Net cash provided / (used) by operating activities                      678       (300)
                                                                    ------------------

Cash flows from investing activities:
     Proceeds from long- term receivable                                 20          6
     Increase in capitalized software development costs                (114)      --
     Purchase of property and equipment                                 (31)       (14)
                                                                    ------------------
Net cash used in investing activities                                  (125)        (8)

Cash flows from financing activities:
    Repayment of capital leases obligations                             (27)       (39)
                                                                    ------------------
Net cash used in financing activities                                   (27)       (39)

Effect of exchange rate on cash and cash equivalents                     (4)         6
                                                                    ------------------
Increase (decrease) in cash and cash equivalents for the period         522       (341)
                                                                    ------------------
Cash and cash equivalents, beginning of the period                    1,261      1,397

Cash and cash equivalents, end of the period                        $ 1,783    $ 1,056
                                                                    ==================
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                        $     3    $    11
                                                                    ==================


See accompanying notes.

                      SCANVEC AMIABLE LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

              1.  DESCRIPTION OF BUSINESS

                  Scanvec Amiable Ltd., an Israeli corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and supports a family of high performance software products for the sign making and graphic arts industries. The principal markets of the Company and its subsidiaries are in North America, Europe and the Far East. The Company sells its products primarily to the computer aided sign industry through a network of distributors and also receives fees for the modification of its existing software.

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INTERIM FINANCIAL INFORMATION

                  The accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004, and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

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

                      SCANVEC AMIABLE LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries: Scanvec Amiable Inc.; Scanvec Germany GmbH and Scanvec Amiable Europe S.A. All significant inter-company accounts and transactions have been eliminated in consolidation.

                  REVENUE RECOGNITION

                  The Company derives its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers, both of whom are considered end users. The Company is also entitled to royalties from Original Equipment Manufacturers
                  (OEM) upon the sub-licensing to end-users.

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

                  The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company's provision for returns as of March 31, 2004 and December 31, 2003 was $36 and is included with the allowance for doubtful accounts for March 31, 2004 and December 31, 2003 in the accompanying balance sheet. The Company's provision for returns is provided in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists based on the Company's past experience.

                  NET INCOME (LOSS) PER SHARE

                  Income (loss) per share (EPS) is computed in accordance with Financial Accounting Standard No. 128, Earnings per Share (FAS
                  128). FAS 128 requires computing and disclosing both basic and diluted EPS. Basic EPS is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding, assuming conversion of all potentially dilutive stock options outstanding under the Company's share option plan. No exercise of potentially dilutive securities is assumed when there is a net loss, as the assumed exercise would be antidilutive.

                  ACCOUNTING FOR STOCK-BASED COMPENSATION

                  The Company has a stock-based employee compensation plan. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123,

                      SCANVEC AMIABLE LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

               2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

                  Accounting for Stock-Based Compensation, and its related amendment SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure and has been determined as if the Company had accounted for its stock plans under the fair value method. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                  The following table illustrates the effect on net income
                  (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions.

                                                                      MARCH 31
                                                              2004                2003
                                                      ------------------------------------------
                 Net income (loss) as reported              $  264            $  (364)
                                                      ==========================================
                 Pro forma net income (loss)                $  264            $  (370)
                                                      ==========================================
                 Earnings (loss) per share as
                   reported - basic and diluted             $ 0.04            $ (0.05)
                 Pro forma earnings (loss) per
                   share - basic and diluted                $ 0.04            $ (0.06)
                                                      ==========================================

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

              The following presents total revenues and long-lived assets (at cost) for the quarters ended March 31, 2004 and 2003:

                                                    THREE MONTHS ENDED             THREE MONTHS ENDED
                                                      MARCH 31, 2004                 MARCH 31, 2003
                                              ---------------------------------------------------------------
                                                                   LONG-                          LONG-
                                                   TOTAL           LIVED          TOTAL           LIVED
                                                  REVENUES        ASSETS         REVENUES        ASSETS
                                              ---------------------------------------------------------------
                  America                       $2,679           $1,162        $2,232           $1,133
                  Israel                           100               72            35              167
                  Europe                           914               49           785               43
                                              ---------------------------------------------------------------
                                                $3,693           $1,283        $3,052           $1,343
                                              ===============================================================

              Revenues classified by geographical destinations of the end customers:

                                                                   QUARTER ENDED MARCH 31,
                                                         ---------------------------------------------
                                                                 2004                   2003
                                                         ---------------------------------------------
                    Israel                                        $100                   $37
                    U.S.A.                                       1,523                 1,171
                    Far East                                       947                   795
                    America (excluding U.S.A.)                     209                   117
                    Europe                                         914                   932
                                                         ---------------------------------------------
                                                                $3,693                $3,052
                                                         =============================================

              4.  COMPREHENSIVE INCOME (LOSS)

              Total comprehensive income (loss) was $260 and $(343) for the three months ended March 31, 2004 and 2003, respectively and consisted of net income (loss) of $264 and $(364) and foreign currency translation adjustments of $(4) and $21 for the three months ended March 31, 2004 and 2003, respectively.

                      SCANVEC AMIABLE LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


              5. OTHER CURRENT ASSETS

              Other current assets consist of the following:

                                                   March 31,  December 31,
                                                     2004         2003
                                                   -----------------------
              Employee receivables                  $  10        $  --
              Prepaid expenses                        267          314
              Restricted cash (Note 8)                203          200
              Other                                   235          133
                                                    ------------------
                                                    $ 715        $ 647
                                                    ==================

              6. OTHER ASSETS

              Other assets consists of the following:

                                                   March 31,  December 31,
                                                     2004         2003
                                                   -----------------------
              Capitalized software costs            $ 938        $ 824
              Long-term receivable                     44           64
              Trademark                                 8            8
                                                    ------------------
                                                      990          896
              Accumulated amortization               (436)        (331)
                                                    ------------------
              Intangibles and other assets, net     $ 554        $ 565
                                                    ==================

                      SCANVEC AMIABLE LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


              7. ACCRUED EXPENSES

              Accrued expenses consist of the following:

                                                   March 31,  December 31,
                                                     2004         2003
                                                   -----------------------

              Accrued Royalties                     $  640      $  665
              Accrued Payroll                          454         320
              Accrued Royalties due to government
                authorities (Note 8)                   442         441
              Accrued Legal                            131          14
              Other accrued expenses                   388         409
                                                    ------------------
                                                    $2,055      $1,849
                                                    ==================

              8. COMMITMENTS AND CONTINGENCIES

              The Company entered into various agreements with the Chief Scientists of the Government of Israel. The Company has an obligation to pay royalties at the rates of 3%-5% of the sales of products developed in the framework of the funded research and development projects. The aggregate royalties payable are 100%-150% of the grant received, linked to the exchange rate of the U.S. dollar. As of March 31, 2004 and December 31, 2003, the Company has no obligation to pay royalties on sales derived from successful research and development projects. The Company is obligated to repay the Government for the grants received only to the extent that there are sales of the funded product.


              The Company is required to pay royalties to the Fund for the Encouragement of Marketing Activity at the rate of 3% with respect to increase in export sales of products for which the Company received participation for its marketing activities. As of March 31, 2004, and December 31, 2003, the Company has an obligation to pay royalties in the amount of $441.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

FORWARD LOOKING STATEMENTS. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties, including, but not limited to, product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, financial and economic risks and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

REVENUE. In the three months ended March 31, 2004, total revenue increased approximately $641,000 or 21.0% to $3,693,000, from $3,052,000 during the same period in 2003. Sales of non-OEM products increased by $820,000 due to new product version introductions and improved economic conditions.
Royalty revenue decreased by $179,000 due to reduced sales of hardware by OEM customers.

GROSS PROFIT. Cost of revenues consists of component costs, logistics costs, wages and benefits and overhead related to the production and assembly of the Company's software products, as well as royalty payments to Israel's Office of the Chief Scientist, royalty payments to third parties and amortization of capitalized software development costs. Gross margin (i.e., gross profit as a percentage of sales) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.

The Company's gross profit increased to $2,835,000 for the three months ended March 31, 2004, from a gross profit of $2,332,000 during the same period in 2003. Gross margin increased in 2004 to 76.8% from 76.4% in 2003. Cost of revenues increased approximately $138,000 with increases of $19,000 in materials and overhead costs as well as an additional $82,000 in royalty costs due to the higher volume of sales. In addition, there was $105,000 of amortization of capitalized software development costs incurred during the three months ended March 31, 2004 compared to $68,000 of amortization during the same period in 2003. There have not been any significant changes in the cost of any product components.

RESEARCH AND DEVELOPMENT EXPENSES. Gross research and development expenses consist primarily of wages and benefits, and, to a lesser extent, costs of materials, depreciation and other costs. Net research and development expenses reflect, among other things, the deduction from gross research and development expenses of the amounts related to certain computer software development expenses capitalized by the Company.

Net research and development expenses decreased approximately $88,000 or 11.1% to $704,000 for the three months ended March 31, 2004 from $792,000 during the same period in 2003. Reductions of $67,000 in wages and $48,000 in overhead, and further reductions from the capitalization of $113,000 of software development costs (compared to no capitalization of such costs during the three months ended March 31, 2003), were partially offset by increased spending of $140,000 in contractor services during the three months ended March 31, 2004 compared to the same time period in 2003. As a percentage of sales, net research and development expenses decreased to 19.1 % for the three months ended March 31, 2004, compared to approximately 25.9% of sales for the same period in 2003.

SELLING EXPENSES. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, for the three months ended March 31, 2004, decreased by approximately $113,000 or 8.8% to $1,167,000 from $1,280,000 during the same period in 2003. Increased spending of $56,000 in contract services and $14k in travel expenses were offset by reductions of $29,000 in wages, $43,000 in advertising, $20,000 in overhead expenses and $91,000 in trade show expenses during the three months ended March 31, 2004 compared to the same period of time in 2003. As a percentage of sales, selling expenses decreased to 31.6% for the three months ended March 31, 2004 compared to approximately 41.9% of sales for the same period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs.

General and administrative expenses increased approximately $39,000 or 6.1% to $674,000 for the three months ended March 31, 2004, from $635,000 during the same period in 2003. Increased spending of $25,000 in legal expenses, primarily related to the Company's lawsuit against certain former directors and employees, took place in the three months ended March 31, 2004. During the three months ended March 31, 2004, audit fees increased by $49,000 and were offset by reductions of $14,000 in wages, $10,000 in travel and $11,000 in overhead expenses compared to the same period in 2003. As a percentage of sales, General and Administrative expenses decreased to approximately 18.3% for the three months ended March 31, 2004 compared to 20.8% of sales for the same period in 2003.

FINANCIAL (EXPENSES) INCOME. Financial (expenses) income consist of interest on short-term debt and foreign currency gains and losses from exchange rate fluctuations. Financial (expenses) were $26,000 for the three months ended March 31, 2004, compared to financial income of $11,000 for the same period in 2003. Foreign currency losses of $27,000 contributed to the 2004 financial (expense). These foreign currency losses are due to the unfavorable relationship of the Euro dollar compared to the U.S. dollar.

TAXES. The Company paid no taxes on income in 2004, as well as in 2003, due to the existence of net operating loss carryforwards.

NET INCOME(LOSS). As a result of the foregoing, the net income for the three months ended March 31, 2004 was $264,000 compared to a net loss of $(364,000) for the same period in 2003.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At March 31, 2004, the Company had $1,783,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities provided $678,000 of cash during the first three months of 2004. Investing activities used $125,000 of cash primarily for the investment in capitalized software development costs and the purchase of computers. Financing activities used $27,000 of cash for payments of obligations under capital leases. Cash and cash equivalents were reduced $4,000 due to foreign exchange rates. Total cash and cash equivalents increased during the first three months of 2004 by $522,000.

The ratio of current assets to current liabilities was 1.88 at March 31, 2004 compared with 1.78 at December 31, 2003. Current assets have increased $309,000 to $4,994,000 at March 31, 2004 from $4,685,000 at the end of 2003 with an increase of $522,000 in cash and $6,000 increase in other current assets and inventory offset by a $219,000 reduction in accounts receivable.

The Company had $30,000 in long-term capital lease obligations at March 31, 2004. It is anticipated that these obligations will be adequately funded from operating cash flows.

The Company has a $500,000 line of credit agreement that expires in December 2004. As of March 31, 2004 and December 31, 2003, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at March 31, 2004 was 5.0%. The agreement is secured by $203,000 in restricted cash, (see Note 5 to the financial statements included in Item 1) as well as the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse change, and change of control of the Company. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390,000 letter of credit against the agreement in connection with the outstanding litigation against certain former directors and employees. At March 31, 2004 and December 31, 2003, the Company has met all covenants and conditions under its various lending and funding agreements.


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

Capitalized Software Development Costs - The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred, except that the Company capitalized $113,000 of software development costs during the three months ended March 31, 2004.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs resulted in charges to cost of revenue in the amount of $105,000 for three months ended March 31, 2004 compared to $68,000 for the same period in 2003.

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this report on Form 10-QSB, there have been no changes during the fiscal quarter covered by this Form 10-QSB in Internal Controls identified in connection with our evaluation of our Internal Controls that have materially affected, or are reasonably likely to materially affect, Internal Controls.

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

                  None.

Item 5.  Other Information.
--------------------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) EXHIBITS

Exhibit
Number                     Exhibit Name
------                     ------------
3.1      Certificate of Incorporation (1)
3.2      Articles of Association (1)
31.1     Certification of Principal Executive Officer pursuant to Section 302(a)
                  of the Sarbanes-Oxley Act of 2002
31.2     Certification of Principal Financial Officer pursuant to Section 302(a)
                  of the Sarbanes-Oxley Act of 2002
32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable Ltd for the year ended December 31, 2000 (as filed with the Securities and Exchange Commission on April 17, 2001.

(b) Reports on Form 8-K.

January 12, 2004, Form 8-K reporting under "Item 4. Changes in Registrant's Certifying Accountant" disclosed the Company retained Grant Thornton LLP ("Grant Thornton") as its new certified independent public accountants.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCANVEC AMIABLE, LTD.


Date: May 13, 2004                          By: /s/ Dr. Ramon Harel
                                                --------------------
                                                Dr. Ramon Harel
                                                Chief Executive Officer




Date: May 13, 2004                          By: /s/Gerald J. Kochanski
                                                -----------------------
                                                Gerald J. Kochanski
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                      Description
--------------------------------------------------------------------------------
31.1         Certification of Principal Executive Officer pursuant to
             Section 302(a) of the Sarbanes-Oxley Act of 2002

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