Form 10QSB
period 2004-06-30
SCANVEC AMIABLE LTD
filed 2004-08-09
CIK 919173

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File number: 000-23734

SCANVEC AMIABLE, LTD.
(Exact name of small business issuer as specified in its charter)

ISRAEL	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

International Plaza Two, Suite 625, Philadelphia, PA	19113-1518
(Address of principal executive offices)	(Zip Code)

(610) 521-6300
(Issuer's telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

Applicable only to corporate issuers
The number of shares outstanding of the issuer's common stock as of August 16, 2004 was 6,770,000.

Transitional small business disclosure format.   Yes      No

Back to Index

SCANVEC AMIABLE, LTD.

FORM 10-QSB INDEX

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands except share and per share amounts)

	June 30,	December 31,

	2004	2003

	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,649	$1,261
Accounts receivable (net of allowance for doubtful accounts of $182 and $182 at June 30, 2004 and December 31, 2003, respectively).	2,451	2,605
Other current assets	754	647
Inventories	238	172

Total current assets	5,092	4,685

Property and equipment, net	294	309
Deferred tax asset, net	889	425
Other assets	571	565

Total assets	$6,846	$5,984

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	412	703
Accrued expenses	2,208	1,849
Current maturities of capital lease obligations	39	78

Total current liabilities	2,659	2,630

Capital lease obligations, net of current maturities	30	38
Accrued severance funds	70	59

Total non-current liabilities	100	97

Commitments and contingencies	—	—

Shareholders’ equity:
Share capital:
Ordinary shares of NIS 1 par value:
Authorized: 10,000,000 shares; issued and outstanding: 6,770,000 shares	1,523	1,523
Additional paid-in capital	8,531	8,531
Accumulated other comprehensive income	17	27
Accumulated deficit	(5,984)	(6,824)

Total shareholders’ equity	4,087	3,257

Total liabilities and shareholders’ equity	6,846	5,984

See accompanying notes.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Unaudited Consolidated Statements of Income

(Amounts in thousands except share and per share amounts)

	Three months ended June 30,
	2004	2003

Revenues:
Software licenses and other	$3,162	$2,783
Royalties	536	614

Total revenues	3,698	3,397

Cost of revenues	901	1,036

Gross profit	2,797	2,361

Operating costs and expenses:
Research and development costs	758	555
Selling and marketing expenses	1,238	1,253
General and administrative expenses	547	554

Total operating expenses	2,543	2,362

Income (loss) from operations	254	(1)

Other income (expense):
Interest expense	(2)	(4)
Foreign currency (loss) gain	(48)	20

Total other (expense) income	(50)	16

Income before income taxes	204	15

Taxes – Current expense	(92)	—

Taxes – Deferred benefit	464	—

Net income	$576	$15

Basic net income per share	$.09	$—

Diluted net income per share	$.08	$—

Weighted average shares outstanding –basic	6,770,000	6,770,000

Weighted average shares outstanding –diluted	7,146,100	6,770,000

See accompanying notes.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Unaudited Consolidated Statements of Income

(Amounts in thousands except share and per share amounts)

	Six months ended June 30,
	2004	2003

Revenues:
Software licenses and other	$6,190	$4,991
Royalties	1,201	1,458

Total revenues	7,391	6,449

Cost of revenues	1,759	1,756

Gross profit	5,632	4,693

Operating costs and expenses:
Research and development costs	1,462	1,347
Selling and marketing expenses	2,405	2,533
General and administrative expenses	1,221	1,189

Total operating expenses	5,088	5,069

Income (loss) from operations	544	(376)

Other income (expense):
Interest income	4	2
Interest expense	(5)	(20)
Foreign currency (loss) gain	(75)	45

Total other (expense) income	(76)	27

Income (loss) before income taxes	468	(349)

Taxes – Current expense	(92)	—

Taxes – Deferred benefit	464	—

Net income (loss)	$840	$(349)

Basic and diluted net income (loss) per share	$.12	$(.05)

Weighted average shares outstanding –basic	6,770,000	6,770,000

Weighted average shares outstanding –diluted	7,146,000	6,770,000

See accompanying notes.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(Amounts in thousands)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:

Net income (loss)	$840	$(349)
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities:
Depreciation and amortization	275	263
Increase in deferred taxes, net	(464)	—
Changes in operating assets and liabilities:
Decrease in accounts receivables	154	37
(Increase) decrease in inventories	(66)	103
(Increase) in other current assets	(107)	(14)
(Decrease) increase in account payables	(291)	7
Increase (decrease) in accrued expenses	359	(274)
Increase (decrease) in other long-term liabilities	11	(1)

Net cash provided (used) by operating activities	711	(228)

Cash flows from investing activities:
Proceeds from long- term receivable	48	27
Increase in capitalized software development costs	(264)	(96)
Purchase of property and equipment	(50)	(19)

Net cash used in investing activities	(266)	(88)

Cash flows from financing activities:
Repayment of capital leases obligations	(47)	(69)

Net cash used in financing activities	(47)	(69)

Effect of exchange rate on cash and cash equivalents	(10)	11

Increase (decrease) in cash and cash equivalents for the period	388	(374)
Cash and cash equivalents, beginning of the period	1,261	1,397

Cash and cash equivalents, end of the period	$1,649	$1,023

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5	$20

See accompanying notes.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Scanvec Amiable Ltd., an Israeli corporation, together with its subsidiaries (the “Company”), designs, manufactures, markets and supports a family of high performance software products for the sign making and graphic arts industries. The principal markets of the Company and its subsidiaries are in North America, Europe and the Far East. The Company sells its products primarily to the computer aided sign industry through a network of distributors and also receives fees for the modification of its existing software.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2004, and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company’s Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

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

Back to Index

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

Back to Index

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

The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company’s provision for returns as of June 30, 2004 and December 31, 2003 was $36 and is included with the allowance for doubtful accounts for June 30, 2004 and December 31, 2003 in the accompanying balance sheet. The Company’s provision for returns is provided in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists based on the Company’s past experience.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and its related amendment SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure and has been determined as if the Company had accounted for its stock plans under the fair value method. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Back to Index

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

	Six months ended June 30
	2004	2003

Net income (loss) as reported	$840	$(349)

Pro forma net income (loss)	$840	$(349)

Pro forma net income (loss) per share -basic	$.12	$(.05)
Pro forma net income (loss) per share- diluted	$.12	$(.05)

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

Capitalized Software Development Costs

In accordance with SFAS No. 86 Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred, except that the Company capitalized $264,000 of software development costs during the six months ended June 30, 2004.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

3.	SEGMENTS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

The following presents total revenues and long-lived assets (at cost) for the six months ended June 30, 2004 and 2003:

	Six months ended June 30, 2004		Six months ended June 30, 2003

	Total revenues	Long- lived assets	Total revenues	Long- lived assets

America	$5,472	$1,645	$4,911	$1,109
Israel	122	61	44	140
Europe	1,797	48	1,494	41

	$7,391	$1,754	$6,449	$1,290

Revenues classified by geographical destinations of the end customers:
	Quarter ended June 30,

	2004	2003

Israel	$122	$44
U.S.A.	3,184	2,654
Far East	1,781	1,522
America (excluding U.S.A.)	465	337
Europe	1,839	1,892

	$7,391	$6,449

4.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was $830 and $(338) for the six months ended June 30, 2004 and 2003, respectively and consisted of net income (loss) of $840 and $(349) and foreign currency translation adjustments of $10 and $11 for the six months ended June 30, 2004 and 2003, respectively.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

5.	Other Current Assets

Other current assets consist of the following:
	June 30,	December 31,
	2004	2003

Employee receivables	$2	$—
Prepaid expenses	429	314
Restricted cash (Note 8)	203	200
Other	120	133

	$754	$647

6.	Other Assets

Other assets consists of the following:
	June 30,	December 31,
	2004	2003

Capitalized software costs	$1,088	$824
Long-term receivable	16	64
Trademark	8	8

	1,112	896
Accumulated amortization	(541)	(331)

Intangibles and other assets, net	$571	$565

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

          (Amounts in thousands except share and per share amounts)

7.	Accrued Expenses

Accrued expenses consist of the following:
	June 30,	December 31,
	2004	2003

Accrued Royalties	$616	$665
Accrued Payroll	449	320
Accrued Royalties due to government authorities (Note 8)	441	441
Accrued Inventory	125	36
Accrued American Express charges	115	60
Accrued Income Taxes – Belgium	92	—
Accrued Legal	14	14
Other accrued expenses	356	313

	$2,208	$1,849

8.	COMMITMENTS AND CONTINGENCIES

The Company entered into various agreements with the Chief Scientist of the Government of Israel. The Company has an obligation to pay royalties at the rates of 3%–5% of the sales of products developed in the framework of the funded research and development projects. The aggregate royalties payable are 100%–150% of the grant received, linked to the exchange rate of the U.S. dollar. As of June 30, 2004 and December 31, 2003, the Company has no obligation to pay royalties on sales derived from successful research and development projects. The Company is obligated to repay the Government for the grants received only to the extent that there are sales of the funded product.

The Company is required to pay royalties to the Fund for the Encouragement of Marketing Activity at the rate of 3% with respect to increase in export sales of products for which the Company received participation for its marketing activities. As of June 30, 2004 and December 31, 2003, the Company has an obligation to pay royalties in the amount of $441.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

8.	COMMITMENTS AND CONTINGENCIES (continued)

The Company is obligated to repay the Israeli Government for the grants received only to the extent that there is an increase in export sales from Israel of the products funded. The Company has ceased sales of the related products and has moved operations from Israel to the United States and Belgium. The Company believes that its obligation is less than the $441 but maintains the liability on its Balance Sheet (see Note 7) until an agreement is reached with the Fund for the Encouragement of Marketing Activity.

In August 2002, the Company filed a complaint, against several former directors and employees and the company they formed, in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”), charging the defendants with misappropriation of Company intellectual property, misuse of confidential information, violation of the Lanham Act and several other violations of U.S. law. The defendants include former directors, Jim Chang and Yuan Chang, who currently own 17.3% and 8.6%, respectively, of the Company’s outstanding Ordinary Shares.

The Court granted a preliminary injunction in December 2002 prohibiting the defendants from continuing their activities worldwide, effective immediately. The injunction prohibits the defendants from carrying on business in competition with the Company pending the outcome of a full trial. On October 13, 2003, the United States Court of Appeals for the Third Circuit upheld the injunction.

The Company has posted a $390 Letter of Credit in accordance with the Court’s directive to provide a security bond. The Letter of Credit will remain in place until the trial and is designated to cover losses incurred by defendants due to the injunction if they prevail at the trial. The Company seeks to collect damages and reimbursement of legal expenses as a result of a successful outcome as well as restrictions on the defendant’s future business practices.

Back to Index

Scanvec Amiable Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share amounts)

9.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on the company’s financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employer’s Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of the effective provisions of SFAS No. 132 did not have a material impact on the company’s financial position or results of operations.

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison of the three and six month periods ended June 30, 2004 and 2003.

Forward Looking Statements. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties, including, but not limited to, product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, financial and economic risks and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Revenue. In the three months ended June 30, 2004, total revenue increased approximately $301,000 or 8.9% to $3,698,000, from $3,397,000 during the same period in 2003. Revenue from licensing fees increased by $379,000 or 13.6% for the three months ended June 30, 2004, compared to the same period in 2003, due to higher sales of brand name products. Revenue from royalties decreased by $78,000 or 12.7% from $614,000 during the three months ended June 30, 2003, compared to the same period in 2002 due to reduced sales to OEM customers

In the six months ended June 30, 2004, total revenue increased approximately $942,000 or 14.6% to $7,391,000, from $6,449,000 during the same period in 2003. Revenue from licensing fees, increased by $1,199,000 or 24.0% for the six months ended June 30, 2004, compared to the same period in 2003, due to higher sales of brand name products. Revenue from royalties decreased by $257,000 or 17.6% from $1,458,000 during the six months ended June 30, 2004, compared to the same period in 2003 due to reduced sales to OEM customers.

Gross Profit. Cost of revenues consists of component costs, logistics costs, wages and benefits and overhead related to the production and assembly of the Company’s software products, as well as royalty payments to Israel’s Office of the Chief Scientist, royalty payments to third parties and amortization of capitalized software development costs. Gross margin (i.e., gross profit as a percentage of sales) can be affected by a number of factors, including sales volume, product sales mix and overhead expenses.

The Company's gross profit increased $436,000 or 18.5% to $2,797,000 for the three months ended June 30, 2004, from a gross profit of $2,361,000 during the same period in 2003. The increase in gross profit is due to increased sales and reduced royalty costs related to reduced sales by OEM customers. The Company derives royalty revenue from OEM sales but also incurs royalty costs on those sales. Royalty costs decreased $272,000 or 39.1% to $424,000 for the three months ended June 30, 2004 from $696,000 during the same period in 2003.

The Company's gross profit increased $939,000 or 19.8% to $5,632,000 for the six months ended June 30, 2004, from a gross profit of $4,693,000 during the same period in 2003. Gross margin as a percentage of sales is 76.2% for the six months ended June 30, 2004 compared to 72.8% during the same period in 2003. The increase in gross profit is due to increased sales of $942,000 and reduced royalty costs related to reduced sales by OEM customers. The Company derives royalty revenue from OEM sales but also incurs royalty costs to a third party on those sales. Royalty costs decreased $190,000 or 17.6% to $892,000 for the six months ended June 30, 2004 from $1,082,000 during the same period in 2003. The $190,000 decrease in royalty costs offset increases of $90,000 in materials, $30,000 in overhead costs and $73,000 in amortization of capitalized software development costs due to increased sales volume.

Back to Index

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

Net research and development expenses increased approximately $203,000 or 36.6% to $758,000 for the three months ended June 30, 2004 from $555,000 during the same period in 2003. The Company has undertaken several product development projects and has increased spending in personnel, contractors and facilities. As a percentage of sales, net research and development expenses increased to 20.5% for the three months ended June 30, 2004, compared to 16.3% of sales for the same period in 2003.

Net research and development expenses increased approximately $115,000 or 8.5% to $1,462,000 for the six months ended June 30, 2004 from $1,347,000 during the same period in 2003. The Company has undertaken several product development projects in 2004 and has increased spending in personnel, contractors and facilities. As a percentage of sales, net research and development expenses decreased to 19.8% for the six months ended June 30, 2004, compared to approximately 20.9% of sales for the same period in 2003 primarily due to increased sales.

Selling Expenses. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, for the three months ended June 30, 2004, decreased by approximately $15,000 or 1.2% to $1,238,000 from $1,253,000 during the same period in 2003. The Company achieved an increase in sales while maintaining selling expenses at the same level during the three months ended June 30, 2004, compared to the same period in 2003. As a percentage of sales, selling expenses decreased to 33.5 % for the three months ended June 30, 2004, compared to approximately 36.9% of sales for the same period in 2003.

Selling expenses, for the six months ended June 30, 2004, decreased by approximately $128,000 or 5.1% to $2,405,000 from $2,533,000 during the same period in 2003. Increased spending of $21,000 in contract services and $18,000 in wages were offset by reductions of $25,000 in travel, $51,000 in advertising, $14,000 in overhead expenses and $77,000 in trade show expenses during the six months ended June 30, 2004 compared to the same period of time in 2003. As a percentage of sales, selling expenses decreased to 32.5% for the six months ended June 30, 2004 compared to approximately 39.3% of sales for the same period in 2003. The company increased sales by $942,000 while decreasing selling expenses during the six months ended June 30, 2004 compared to the same period in 2003.

Back to Index

General and Administrative Expenses. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs.

General and administrative expenses decreased approximately $7,000 or 1.3% to $547,000 for the three months ended June 30, 2004, from $554,000 during the same period in 2003. The Company achieved an increase in sales while maintaining general and administrative expenses at the same level during the three months ended June 30, 2004, compared to the same period in 2003. As a percentage of sales, General and Administrative expenses decreased to 14.8 % for the three months ended June 30, 2004, compared to 16.3% of sales for the same period in 2003.

General and administrative expenses increased approximately $32,000 or 2.7% to $1,221,000 for the six months ended June 30, 2004, from $1,189,000 during the same period in 2003. The increase is the net result of an increase in audit fees of $47,000, an increase in Bad Debt expenses of $25,000, an increase in rent expenses of $31,000 less reduced legal expenses of $71,000 for the six months ended June 30, 2004 compared to the same period in 2003. As a percentage of sales, General and Administrative expenses decreased to approximately 16.5% for the six months ended June 30, 2004 compared to 18.4% of sales for the same period in 2003.

Financial (Expenses) Income. Financial (expenses) income consists of interest on short-term debt and foreign currency gains and losses from exchange rate fluctuations. Financial (expenses) were $76,000 for the six months ended June 30, 2004, compared to financial income of $27,000 for the same period in 2003. Foreign currency exchange losses were $75,000 for the six months ended June 30, 2004 compared to foreign currency exchange gains of $45,000 during the same period in 2003. These foreign currency losses are due to the relationship of the Euro dollar compared to the U.S. dollar.

Taxes. The Company recorded a tax provision in the amount of $92,000 for its Belgium subsidiary. The Company’s U.S. subsidiary has net operating loss carry-forward tax credits. The Company maintains a valuation allowance with regard to its gross deferred tax assets due to its history of losses and the uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize all of the gross deferred tax assets. The Company, in anticipation of having taxable income for 2004 and 2005, reduced the valuation allowance as of June 30, 2004 to value the net deferred tax asset at $889,000, which is the amount of taxes to be offset by net operating loss carry-forward credits. The adjustment was a $464,000 reduction in the valuation allowance and the recognition of a deferred tax benefit in the statement of operations.

In 2003, no taxes were paid due to the existence of net operating loss carry-forward tax credit.

Net Income(Loss). As a result of the foregoing, the net income for the six months ended June 30, 2004 was $840,000 compared to a net loss of $(349,000) for the same period in 2003.

Back to Index

Liquidity and Sources of Capital

At June 30, 2004, the Company had $1,649,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities provided $711,000 of cash during the first six months of 2004. Investing activities used $266,000 of cash primarily for the investment in capitalized software development costs and the purchase of computers. Financing activities used $47,000 of cash for payments of obligations under capital leases. Cash and cash equivalents were reduced $10,000 due to foreign exchange rates. Total cash and cash equivalents increased during the first six months of 2004 by $388,000.

The ratio of current assets to current liabilities was 1.92 at June 30, 2004 compared with 1.78 at December 31, 2003. Current assets have increased $407,000 to $5,092,000 at June 30, 2004 from $4,685,000 at the end of 2003 with an increase of $388,000 in cash and $173,000 increase in other current assets and inventory offset by a $154,000 reduction in accounts receivable.

The Company had $30,000 in long-term capital lease obligations at June 30, 2004. These obligations will be adequately funded from operating cash flows.

The Company has a $500,000 line of credit agreement that expires in December 2004. As of June 30, 2004 and December 31, 2003, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point. The rate at June 30, 2004 was 5.0%. The agreement is secured by $203,000 in restricted cash, (see Notes 5 and 8 to the financial statements included in Item 1) as well as the other assets of the Company. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios and a minimum level of net worth. Events of default under the credit agreement include failure to perform covenants, material adverse change, and change of control of the Company. Under the terms of the credit agreement, all amounts borrowed under it are immediately due and payable. The Company has issued a $390,000 letter of credit against the agreement in connection with the outstanding litigation against certain former directors and employees. At June 30, 2004 and December 31, 2003, the Company has met all covenants and conditions under its various lending and funding agreements.

The Company expects to generate sufficient cash from operations to meet its operating and other needs.

Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.

Environmental Matters

The Company does not believe that environmental matters have had a significant effect on the Company’s operations to date.

Back to Index

Critical Accounting Policies

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

The following accounting policies are the most critical and could impact our results of operations:

Revenue Recognition –– The Company recognizes revenue from software sales in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. This pronouncement requires among other things, that the Company make judgments regarding when persuasive evidence of an agreement exists, when delivery of the products has occurred, when no significant obligations with regard to implementation remain, and when the fee is fixed or determinable and collectibility is probable. Management reviews the contractual terms of its agreements as well as the substance of the individual transactions in making these judgments.

Deferred Taxes –– The Company maintains a valuation allowance with regard to its gross deferred tax assets due to its history of losses and the uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize all of the gross deferred tax assets. The Company, in anticipation if having taxable income for 2004 and 2005, reduced the valuation allowance as of June 30, 2004 to value the net deferred tax asset at $889,000, which is the amount of taxes to be offset by net operating loss carry-forward credits. The adjustment was a $464,000 reduction in the valuation allowance and the recognition of a deferred tax benefit in the statement of operations.

Capitalized Software Development Costs – The Company capitalizes software development costs after technological feasibility of the software is established and through the product’s availability for general release to the Company’s customers. Technological feasibility of the Company’s software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred, except that the Company capitalized $264,000 of software development costs during the six months ended June 30, 2004.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs resulted in charges to cost of revenue in the amount of $210,000 for six months ended June 30, 2004 compared to $137,000 for the same period in 2003.

Back to Index

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

In accordance with SEC requirements, the CEO and CFO note that there have been no changes during the fiscal quarter covered by this Form 10-QSB in Internal Controls identified in connection with our evaluation of our Internal Controls that have materially affected, or are reasonably likely to materially affect, Internal Controls.

Back to Index

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

               None.

Item 2. Changes in Securities.

               None.

Item 3. Defaults Upon Senior Securities.

               None.

Item 4. Submission of Matters to a Vote of Security Holders.

               None.

Item 5. Other Information.

               None.

Item 6. Exhibits and Reports on Form 8-K.

(a)       EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Incorporation (1)
3.2	Articles of Association (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the
Sarbanes- Oxley Act of 2002
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

Back to Index

(1) Incorporated by reference to the exhibits to the Form 10-KSB of Scanvec Amiable Ltd for the year ended December 31, 2000 (as filed with the Securities and Exchange Commission on April 17, 2001.

(b)      Reports on Form 8-K.

April 22, 2004 Form 8-K reporting under “Item 1. Changes in Control of Registrant” disclosed the sale, in a series of private transactions, of an aggregate of 2,094,456 Ordinary Shares, comprising approximately 31% of the outstanding Ordinary Shares of the Company and 100% of the outstanding Ordinary Shares then owned by the selling shareholders, and the related appointment of substitute directors by four of the Company’s seven directors to serve in their place until a meeting of the Company’s shareholders can be called to appoint new directors.

Back to Index

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANVEC AMIABLE, LTD.

Date: August 9, 2004	By: /s/ Dr. Ramon Harel
Dr. Ramon Harel
Chief Executive Officer

Date: August 9, 2004	By: /s/Gerald J. Kochanski
Gerald J. Kochanski
Chief Financial Officer

Back to Index

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002