Form 10QSB
period 2004-09-30
SCANVEC AMIABLE LTD
filed 2004-11-15
CIK 919173

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File number: 000-23734


                              SCANVEC AMIABLE, LTD.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                    ISRAEL                                        N/A
-----------------------------------------------            -------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer ID)
         Incorporation or Organization)

International Plaza Two, Suite 625, Philadelphia, PA           19113-1518
----------------------------------------------------         -------------
     (Address of Principal Executive Offices)                 (Zip Code)


                                 (610) 521-6300
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's common stock as of November 15, 2004 was 5,013,500.


Transitional Small Business Disclosure Format (Check One):  Yes ____ No __X__

                              SCANVEC AMIABLE, LTD.

                                FORM 10-QSB INDEX

                                                                    Page Number
                                                                    -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                3

Item 2.  Management's Discussion and Analysis                            16

Item 3. Controls and Procedures                                          22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               23

Item 2.  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities                                               23

Item 3.  Defaults Upon Senior Securities                                 23

Item 4.  Submission of Matters to a Vote of Security Holders             23

Item 5.  Other Information                                               25

Item 6.  Exhibits                                                        25

Signatures                                                               25

Exhibit Index                                                            26

                           SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   SEPT. 30,       DEC. 31,
                                                                   ------------------------
                                                                      2004           2003
                                                                    ----------------------
                                                                  (Unaudited)     (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 1,819        $ 1,261
   Accounts receivable (net of allowance for doubtful
     accounts of $182 and $182 at September 30, 2004
      and December 31, 2003, respectively).                           2,351          2,605
   Other current assets                                                 533            647
   Inventories                                                          429            172
                                                                    ----------------------
Total current assets                                                  5,132          4,685

Property and equipment, net                                             383            309
Deferred tax asset, net                                                 889            425
Other assets                                                            740            565
                                                                    ----------------------
Total assets                                                        $ 7,144        $ 5,984
                                                                    ======================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                $   761        $   703
    Accrued expenses                                                  1,962          1,849
    Current maturities of capital lease obligations                      62             78
                                                                    ----------------------
 Total current liabilities                                            2,785          2,630

 Capital lease obligations, net of current maturities                    56             38
 Other long-term liabilities                                             74             59
                                                                    ----------------------
                                                                        130             97
 Commitments and contingencies                                            -              -
 Shareholders' equity:
    Share capital:
    Ordinary shares of NIS 1 par value:
    Authorized: 10,000,000 shares; issued and outstanding:
      5,013,500 shares at September 30, 2004 and
      6,770,000 December 31, 2003, respectively                       1,523          1,523
    Additional paid-in capital                                        8,531          8,531
    Accumulated other comprehensive income                               22             27
    Accumulated deficit                                              (5,782)        (6,824)
                                                                    ----------------------
                                                                      4,294          3,257
    Treasury Stock 1,756,500 at cost                                    (65)            --
                                                                    ----------------------
 Total shareholders' equity                                           4,229          3,257
                                                                    ----------------------
 Total liabilities and shareholders' equity                         $ 7,144        $ 5,984
                                                                    ======================

See accompanying notes.

                            SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

                         UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED
                                                                           SEPT. 30,
                                                                      2004            2003
                                                                   --------------------------
Revenues:
   Software licenses and other                                     $    2,988      $    2,619
   Royalties                                                              480             779
                                                                   --------------------------
Total revenues                                                          3,468           3,398

Cost of revenues                                                          860             809
                                                                   --------------------------
Gross profit                                                            2,608           2,589
                                                                   --------------------------

Operating costs and expenses:
   Research and development costs, net                                    518             554
   Selling and marketing expenses                                       1,283           1,060
   General and administrative expenses                                    582             662
                                                                   --------------------------
Total operating expenses                                                2,383           2,276
                                                                   --------------------------
Income from operations                                                    225             313

Other income (expense):
   Interest income                                                          2               -
   Interest (expense)                                                      (1)             (6)
   Foreign currency (loss) gain                                           (27)             13
                                                                   --------------------------
Total other (expense) income                                              (26)              7
                                                                   --------------------------
Income before income tax benefit (expense)                                199             320
                                                                   --------------------------
Taxes - Current (expense)                                                   3              (2)
                                                                   --------------------------
Taxes - Deferred benefit                                                                    -
                                                                   --------------------------
Net income                                                         $      202      $      318
                                                                   ==========================

Basic net income per share                                         $      .03      $      .05
                                                                   ==========================
Diluted net income per share                                       $      .03      $      .05
                                                                   ==========================
Weighted average shares outstanding - basic and diluted             5,911,267       6,770,000
                                                                   ==========================

See accompanying notes.

                            SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

                         UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        NINE MONTHS ENDED
                                                                           SEPT. 30,
                                                                      2004            2003
                                                                   --------------------------
Revenues:
   Software licenses and other                                     $    9,178      $    7,610
   Royalties                                                            1,681           2,237
                                                                   --------------------------
Total revenues                                                         10,859           9,847

Cost of revenues                                                        2,619           2,564
                                                                   --------------------------
Gross profit                                                            8,240           7,283
                                                                   --------------------------

Operating costs and expenses:
   Research and development costs, net                                  1,980           1,901
   Selling and marketing expenses                                       3,688           3,594
   General and administrative expenses                                  1,803           1,851
                                                                   --------------------------
Total operating expenses                                                7,471           7,346
                                                                   --------------------------
Income (loss) from operations                                             769             (63)

Other income (expense):
   Interest income                                                          6               2
   Interest (expense)                                                      (6)            (26)
   Foreign currency (loss) gain                                          (102)             58
                                                                   --------------------------
Total other (expense) income                                             (102)             34
                                                                   --------------------------
Income (loss) before income tax (expense) benefit                         667             (29)
                                                                   --------------------------
Taxes - Current (expense)                                                 (89)             (2)
                                                                   --------------------------
Taxes - Deferred benefit                                                  464               -
                                                                   --------------------------

                                                                   --------------------------
Net income (loss)                                                  $    1,042      $      (31)
                                                                   ==========================

Basic net income per share                                         $      .16      $     .000
                                                                   ==========================
Diluted net income per share                                       $      .16      $     .000
                                                                   ==========================
Weighted average shares outstanding - basic and diluted             6,482,691       6,770,000
                                                                   ==========================

See accompanying notes.

                                  SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (AMOUNTS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                         SEPT. 30,
                                                                                   2004             2003
                                                                                  -----------------------
Cash flows from operating activities:

    Net income (loss)                                                             $1,042             $(31)
    Adjustments to reconcile net (loss) income
     to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                    434              386
    Deferred taxes                                                                  (464)              --
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                                 254             (119)
          (Increase) decrease in inventories                                        (257)             137
          Decrease (increase) in other current assets                                114             (129)
          Increase (decrease) in account payables                                     58              (70)
          Increase (decrease) in accrued expenses                                    113             (233)
          Increase (decrease) in other long-term liabilities                          15               (2)
                                                                                  -----------------------
Net cash provided by (used in) by operating activities                             1,309              (61)
                                                                                  -----------------------

Cash flows from investing activities:
    Proceeds from long-term receivable                                                50               49
    Capitalized software development costs                                          (556)            (219)
    Purchase of property and equipment                                              (177)             (14)
                                                                                  -----------------------
Net cash used in investing activities                                               (683)            (184)

Cash flows from financing activities:
    Purchase of common stock                                                         (65)              --
    Repayment of capital leases obligations                                            2              (98)
                                                                                  -----------------------
Net cash used in financing activities                                                (63)             (98)

Effect of exchange rate on cash and cash equivalents                                  (5)              (7)
                                                                                  -----------------------

Increase (decrease) in cash and cash equivalents for the period                      558             (350)
Cash and cash equivalents, beginning of the period                                 1,261            1,397

Cash and cash equivalents, end of the period                                      $1,819           $1,047
                                                                                  =======================

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                          $6              $26
                                                                                  =======================


See accompanying notes.

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

              1.  DESCRIPTION OF BUSINESS

                  Scanvec Amiable, Ltd., an Israeli corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and supports a family of high performance software products for the sign making and graphic arts industries. The principal markets of the Company and its subsidiaries are in North America, Europe and the Far East. The Company sells its products primarily to the computer aided sign industry through a network of distributors.

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INTERIM FINANCIAL INFORMATION

                  The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

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

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of the Company include the accounts of Scanvec Amiable Ltd. and its wholly owned subsidiaries: Scanvec Amiable Inc., Scanvec Germany GmbH and Scanvec Amiable Europe S.A. All significant inter-company accounts and transactions have been eliminated in consolidation.

                  REVENUE RECOGNITION

                  The Company derives its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers. The Company is also entitled to royalties from Original Equipment Manufacturers (OEM) upon the sub-licensing to end-users.

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

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  REVENUE RECOGNITION (CONTINUED)

                  Royalties due from sub-licensing of the Company's software are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company's provision for returns as of September 30, 2004 and December 31, 2003 was $36 and is included with the allowance for doubtful accounts for September 30, 2004 and December 31, 2003 in the accompanying balance sheet. The Company's provision for returns is provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, based on the Company's past experience.

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

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

                  common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and its related amendment SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and has been determined as if the Company had accounted for its stock plans under the fair value method. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                  The following table illustrates the effect on net income
                  (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions.

                                                        NINE MONTHS ENDED
                                                             SEPT. 30

                                                       2004           2003
                                                      --------------------

                 Net income (loss) as reported        $1,042          $(31)
                                                      ====================
                 Pro forma net income (loss)          $1,042          $(31)
                                                      ====================
                 Pro forma net income (loss) per
                   share - basic                      $.16            $--
                 Pro forma net income (loss) per
                   share - diluted                    $.15            $--
                                                      ====================


                  RECLASSIFICATIONS

                  Certain prior-year amounts have been reclassified to conform to the current-year presentation.

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

              3.  SEGMENTS AND GEOGRAPHIC INFORMATION

                  The Company manages its business on the basis of one reportable operational segment. Total revenues are attributed to geographical areas based on location of the selling company.

                  The following presents total revenues and long-lived assets (at cost) of the Company's different offices as of and for the nine months ended September 30, 2004 and 2003:

                                      NINE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPT. 30, 2004        SEPT. 30, 2003
                                      ------------------     -----------------
                                                   LONG-              LONG-
                                        TOTAL     LIVED       TOTAL      LIVED
                                      REVENUES    ASSETS    REVENUES    ASSETS
                                      --------    ------    --------    ------

                         America       $ 8,117    $1,908     $7,646     $1,110
                         Israel            175        59         60        116
                         Europe          2,567        45      2,141         37
                                       -------    ------     ------     ------
                                       $10,859    $2,012     $9,847     $1,263
                                       =======    ======     ======     ======

                  The following presents revenues classified by geographical location of the customers:

                                                                    NINE MONTHS ENDED SEPT. 30,
                                                         ---------------------------------------------
                                                                 2004                   2003
                                                         ---------------------------------------------
                           Israel                                 $175                   $60
                           U.S.A.                                4,829                 3,985
                           Far East                              2,486                 2,519
                           America                                 698                   538
                          (excluding U.S.A.)
                           Europe                                2,671                 2,745
                                                         ---------------------------------------------
                                                               $10,859                $9,847
                                                         =============================================

              4.  COMPREHENSIVE INCOME (LOSS)

                  Total comprehensive income was $1,037 for the nine months ended September 30, 2004 and consisted of net income of $1,042 and the effect of foreign currency translation adjustments of $(5). Total comprehensive loss was $(18) for the nine months ended September 30, 2003 and consisted of a net loss of $(31) and foreign currency translations of $13.

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


              5. OTHER CURRENT ASSETS

                  Other current assets consist of the following:

                                                SEPT. 30,   DEC. 31,
                                                  2004        2003
                                                --------------------

    Employee receivables                          $ 10        $  -
    Prepaid expenses                               403         314
    Restricted cash (Note 8)                        --         200
    Other                                          120         133
                                                  ----------------
                                                  $533        $647
                                                  ================



              6. OTHER ASSETS

                  Other assets consists of the following:

                                                 SEPT. 30,  DEC. 31,
                                                   2004       2003
                                                 -------------------

     Capitalized software costs                   $1,380      $ 824
     Long-term receivable                             14         64
     Trademark                                         8          8
                                                  -----------------
                                                   1,402        896
     Accumulated amortization                       (662)      (331)
                                                  -----------------
     Other assets, net                            $  740      $ 565
                                                  =================

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

             7.   ACCRUED EXPENSES

                  Accrued expenses consist of the following:

                                                 SEPT. 30,   DEC. 31,
                                                   2004        2003
                                                  ------------------

             Accrued Royalties                    $  499      $  665
             Accrued Payroll                         478         320
             Accrued Royalties due to government
              authorities (Note 9)                   440         441
             Accrued Legal                            36          14
             Other accrued expenses                  509         409
                                                  ------------------
                                                  $1,962      $1,849
                                                  ==================

             8.   TREASURY STOCK

                  On August 16, 2004, Scanvec Amiable, Jim Chang, Amica (Nuvisoft) Software, Amica China and the other parties settled their lawsuit, which the Company had filed in the U.S. District Court for the Eastern District of Pennsylvania. The Company had filed the lawsuit charging that the other parties had misappropriated the Company's intellectual property, had misused confidential information and had violated the Lanham Act, among other violations. The following principal settlement terms were agreed:

                  1. all parties to the lawsuit will enter into mutual general releases from all claims;
                  2.  none of the parties admit to any wrongdoing;
                  3. the parties agree are free to compete with each other openly in the marketplace worldwide;
                  4. the parties will not use certain names in their business activities; and
                  5. Jim Chang and Yuan Chang will surrender to Scanvec Amiable all their shares in the Company and to sever all relationships with Scanvec Amiable. The shares surrendered by Jim and Yuan Chang total 1,765,500 shares of common stock.

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


              8.  TREASURY STOCK (CONTINUED)

                  This transaction is reflected in the accounts with the 1,765,500 shares of common stock surrendered being recorded as Treasury Stock carried at the $65,000 costs incurred in the stock surrender. Of this $36,000 was paid to the surrendering shareholders and $29,000 was specific legal costs relating to the settlement and surrender of shares. All other legal costs associated with the litigation were expensed.

              9.  COMMITMENTS AND CONTINGENCIES

                  The Company entered into various agreements with the Chief Scientist of the Government of Israel. The Company has an obligation to pay royalties at the rates of 3%-5% of the sales of products developed in the framework of the funded research and development projects As of September 30, 2004 and December 31, 2003, the Company had no obligation to pay royalties on sales derived from successful research and development projects. The Company is obligated to repay the Government for the grants received only to the extent that there are sales of the funded product. . The aggregate royalties that would be payable for any such sale would be 100% -150% of the grant received, linked to the exchange rate of the U.S. dollar.

                  The Company is required to pay royalties to the Fund for the Encouragement of Marketing Activity (the "Fund") at the rate of 3% with respect to any increase in export sales of products for which the Company received support for its marketing activities. As of September 30, 2004 and December 31, 2003, the Company had an obligation to pay royalties in the amount of $440 and $441, respectively.

                  The Company is obligated to repay the Israeli Government for the grants received from the Fund only to the extent that there is an increase in export sales from Israel of the products funded. The Company has ceased sales of the related products and has moved operations from Israel to the United States and Belgium. The Company asserts that its obligation is less than the $440 but maintains the liability on its Balance Sheet (see Note 7) until an agreement is reached with the Fund for the Encouragement of Marketing Activity.

                     SCANVEC AMIABLE, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


              10. RECENT ACCOUNTING PRONOUNCEMENTS

                  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December
                  2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2004 AND 2003.

FORWARD LOOKING STATEMENTS. Certain information contained in this Form 10-QSB contains forward looking statements (as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or opinions. Such forward-looking statements are subject to risks and uncertainties, some of which cannot be predicted or quantified, including, but not limited to, product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks and other factors discussed in the Company's filings with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request and without charge (except for the exhibits thereto)., which may cause actual results to differ materially from those in the forward-looking statements.

REVENUE. In the three months ended September 30, 2004, total revenue increased approximately $70,000 or 2.1% to $3,468,000, from $3,398,000 during the same period in 2003. Revenue from licensing fees increased by $369,000 or 14.1% for the three months ended September 30, 2004, compared to the same period in 2003, due to improved sales of brand name products. Revenue from royalties decreased during the three months ended September 30, 2004 by $299,000 or 38.4% to $480,000 from $779,000 during the same period in 2003 due to reduced sales to Original Equipment Manufactures ("OEM").

In the nine months ended September 30, 2004, total revenue increased approximately $1,012,000 or 10.3% to $10,859,000, from $9,847,000 during the same period in 2003. Revenue from licensing fees, increased by $1,568,000 or 20.6% for the nine months ended September 30, 2004, compared to the same period in 2003, due to improved sales of brand name products. Revenue from royalties decreased by $556,000 or 24.9% from $2,237,000 to $1,681,000 during the nine months ended September 30, 2004, compared to the same period in 2003 due to reduced sales to OEM customers.

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

The Company's gross profit increased $19,000 or 0.7% to $2,608,000 for the three months ended September 30, 2004, from a gross profit of $2,589,000 during the same period in 2003. The increase in gross profit is primarily due to revenues from sales increasing in greater proportion than the costs related to those revenues offset to some extent by royalty costs increasing in relation to total revenues on those sales. The Company's royalty revenue from OEM sales are offset by royalty costs incurred on those sales. Royalty costs decreased $35,000 or 7.6% to $423,000 for the three months ended September 30, 2004 from $458,000 during the same period in 2003.

The Company's gross profit increased $957,000 or 13.1% to $8,240,000 for the nine months ended September 30, 2004, from a gross profit of $7,283,000 during the same period in 2003. Gross margin as a percentage of sales is 75.9% for the nine months ended September 30, 2004 compared to 74.0% during the same period in 2003. The increase in gross profit is due to increased sales of $1,012,000 and reduced royalty costs related to reduced sales by OEM customers. The Company derives royalty revenue from OEM sales but also incurs royalty costs on those sales. Royalty costs decreased $225,000 or 14.6% to $1,315,000 for the nine months ended September 30, 2004 from $1,540,000 during the same period in 2003. The $225,000 decrease in royalty costs offset increases of $182,000 in materials, $3,000 in overhead costs due to increased sales volume from brand name products and $331,000 in amortization of capitalized software development costs.

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

Research and development expenses, net decreased approximately $36,000 or 6.5% to $518,000 for the three months ended September 30, 2004 from $554,000 during the same period in 2003. The Company has undertaken several product development projects and has increased spending in personnel, contractors and facilities. As a percentage of sales, net research and development expenses decreased to 14.9% for the three months ended September 30, 2004, compared to 16.3% of sales for the same period in 2003.

Research and development expenses, net increased approximately $79,000 or 4.2% to $1,980,000 for the nine months ended September 30, 2004 from $1,901,000 during the same period in 2003. As a percentage of sales, net research and development expenses decreased to 18.2% for the nine months ended September 30, 2004, compared to approximately 19.3% of sales for the same period in 2003 primarily due to increased sales.

SELLING EXPENSES. Selling expenses consist primarily of costs related to promotion, advertising and trade shows, wages and benefits (including sales commissions), travel and related expenses and customer service.

Selling expenses, for the three months ended September 30, 2004, increased by approximately $223,000 or 21.0% to $1,283,000 from $1,060,000 during the same period in 2003. As a percentage of sales, selling expenses increased to 37% for the three months ended September 30, 2004, compared to approximately 31.2% of sales for the same period in 2003.

Selling expenses, for the nine months ended September 30, 2004, increased by approximately $94,000 or 2.6% to $3,688,000 from $3,594,000 during the same period in 2003. Increased spending of $118,000 in contract services and $150,000 in wages were offset by reductions of $41,000 in travel, $54,000 in advertising, $42,000 in overhead expenses and $37,000 in trade show expenses during the nine months ended September 30, 2004 compared to the same period in 2003. As a percentage of sales, selling expenses decreased to 34% for the nine months ended September 30, 2004 compared to approximately 37% of sales for the same period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of wages and benefits for administration, finance and general management personnel, as well as office maintenance, legal and accounting fees and other costs.

General and administrative expenses decreased approximately $80,000 or 12.1% to $582,000 for the three months ended September 30, 2004, from $662,000 during the same period in 2003. The Company achieved an increase in sales while maintaining general and administrative expenses at the same level during the three months ended September 30, 2004, compared to the same period in 2003. As a percentage of sales, General and Administrative expenses decreased to 16.8% for the three months ended September 30, 2004, compared to 19.5% of sales for the same period in 2003.

General and administrative expenses decreased approximately $48,000 or 2.6% to $1,803,000 for the nine months ended September 30, 2004, from $1,851,000 during the same period in 2003. The decrease is the net result of an increase in audit fees of $49,000, an increase in bad debt expenses of $13,000, an increase in rent expenses of $17,000 and was partially reduced by legal expenses of $217,000 for the nine months ended September 30, 2004 compared to the same period in 2003. As a percentage of sales, General and Administrative expenses decreased to approximately 16.6% for the nine months ended September 30, 2004 compared to 18.8% of sales for the same period in 2003.

TOTAL OTHER (EXPENSES) INCOME. Total other (expenses) income consists of interest on short-term debt and foreign currency gains and losses from exchange rate fluctuations. Total other (expenses) were $(102,000) for the nine months ended September 30, 2004, compared to total other income of $34,000 for the same period in 2003. Foreign currency losses of $102,000 contributed to the 2004 total other (expenses). These foreign currency losses are due to the relationship of the Euro dollar compared to the U.S. dollar. The Company does not currently hedge against such foreign currency exposures.

TAXES. The Company recorded a tax provision in the amount of $89,000 for its Belgium subsidiary. The Company's U.S. subsidiary has net operating loss carry-forward tax credits. The Company maintains a valuation allowance with regard to its gross deferred tax assets due to its history of losses and the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize all of the gross deferred tax assets. The Company, in anticipation of having taxable income for 2004 and 2005, reduced the valuation allowance as of June 30, 2004 to value the net deferred tax asset at $889,000, which is the amount of taxes to be offset by net operating loss carry-forward credits. The adjustment was a $464,000 reduction in the valuation allowance and the recognition of a deferred tax benefit in the statement of operations.

In 2003, no taxes were paid due to the existence of a net operating loss carry-forward tax credit.

NET INCOME (LOSS). As a result of the foregoing, the net income for the nine months ended September 30, 2004 was $1,042,000 compared to a net loss of $(31,000) for the same period in 2003.

EARNINGS PER SHARE. As a result of the settlement of the Amica Lawsuit (see legal proceedings), 1,765,000 shares of the Company's common stock were surrendered to the Company. The surrender had an impact on the Company's per share calculations during the third quarter.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At September 30, 2004, the Company had $1,819,000 in cash and cash equivalents.

The Company has met its financial requirements primarily through available working capital. Operating activities provided $1,309,000 of cash during the first nine months of 2004. Investing activities used $683,000 of cash primarily for the investment in capitalized software development costs and purchase of computers. Financing activities used $63,000 of cash associated with obligations under capital leases and purchase of treasury stock. Cash and cash equivalents were reduced $5,000 due to foreign exchange rates. Total cash and cash equivalents increased during the first nine months of 2004 by $558,000.

Current assets have increased $447,000 to $5,132,000 at September 30, 2004 from $4,685,000 at the end of 2003 with an increase of $558,000 in cash and $143,000 increase in other current assets and inventory offset by a $254,000 reduction in accounts receivable.

The Company had $56,000 in long-term capital lease obligations at September 30, 2004. These obligations will be funded from operating cash flows.

The Company has a $500,000 line of credit agreement that expires in December 2004. As of September 30, 2004 and December 31, 2003, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then-current prime rate of the bank, plus one percentage point.

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

The following accounting policies are the most critical and could impact our results of operations:

Revenue Recognition - The Company derives its revenue from license fees and sub-license fees for its products. The Company sells its products primarily through its distributors and resellers. The Company is also entitled to royalties from Original Equipment Manufacturers (OEM) upon the sub-licensing to end-users.

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

Royalties due from sub-licensing of the Company's software are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. The Company does not grant its customers a right of return. However, in practice, in some cases, sales returns are accepted. The Company's provision for returns as of September 30, 2004 and December 31, 2003 was $36 and is included with the allowance for doubtful accounts for September 30, 2004 and December 31, 2003 in the accompanying balance sheet. The Company's provision for returns is provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, based on the Company's past experience.

Deferred Taxes - The Company maintains a valuation allowance with regard to its gross deferred tax assets due to its history of losses and the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize all of the gross deferred tax assets. The Company, in anticipation of having taxable income for 2004 and 2005, reduced the valuation allowance to value the net deferred tax asset at $889,000, which is the amount of taxes to be offset by net operating loss carry-forward credits. The adjustment was a $464,000 reduction in the valuation allowance and the recognition of a deferred tax benefit in the statement of operations.

Capitalized Software Development Costs - The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company capitalized $556,000 of software development costs during the nine months ended September 30, 2004, as technological feasibility has been established.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, which is estimated to be two years. Amortization of such costs resulted in charges to cost of revenue in the amount of $331,000 for nine months ended September 30, 2004 compared to $205,000 for the same period in 2003.

ITEM 3.  CONTROLS AND PROCEDURES

Quarterly evaluation of our Disclosure Controls and Internal Controls. As of the end of the fiscal quarter covered by this Form 10QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This was done under the supervision and with the participation of management, including the Chief Executive Officer (also acting as the principal financial officer) ("CEO") and Chairman of the Board ("COB"). Based upon this evaluation, the CEO and COB have concluded that our disclosure controls are effective. There have been no changes during the fiscal quarter covered by this Form 10QSB in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect.

                                     PART II
                                     -------

                                OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

         On August 16, 2004, Scanvec Amiable, Jim Chang, Amica (Nuvisoft) Software, Amica China and the other parties settled their lawsuit, which the Company had filed in the U.S. District Court for the Eastern District of Pennsylvania. The Company had filed the lawsuit charging that the other parties had misappropriated the Company's intellectual property, had misused confidential information and had violated the Lanham Act, among other violations. The following principal settlement terms were agreed:

      1. all parties to the lawsuit will enter into mutual general releases from all claims;
      2. none of the parties admit to any wrongdoing;
      3. the parties agree are free to compete with each other openly in the marketplace worldwide;
      4. the parties will not use certain names in their business activities;
         and
      5. Jim Chang and Yuan Chang will surrender to Scanvec Amiable all their shares in the Company and to sever all relationships with Scanvec Amiable. The shares surrendered by Jim and Yuan Chang total 1,765,500 shares of common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

                  None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

                       The Company held its Annual General Meeting of Shareholders (the "Meeting") on September 3, 2004 at its offices located in Philadelphia, Pennsylvania. The following matters were voted upon at the Meeting, and received the votes set forth below:

     (a) All of the following persons were elected to serve as directors of the Company and received the number of votes set forth opposite their respective name:

        ------------------------- -------------- --------------- --------------
        DIRECTOR                  FOR            AGAINST         ABSTAINED
        ------------------------- -------------- --------------- --------------
        Mr. Mark Blundell         4,282,471      0               10,000
        ------------------------- -------------- --------------- --------------
        Dr. Ramon Harel           4,282,471      0               10,000
        ------------------------- -------------- --------------- --------------
        Mr. James Ward            4,282,471      0               10,000
        ------------------------- -------------- --------------- --------------

        ------------------------- -------------- --------------- --------------
        Mr. Lloyd Quartin         4,282,471      0               10,000
        ------------------------- -------------- --------------- --------------
        Mr. Robert Yingling       4,282,471      0               10,000
        ------------------------- -------------- --------------- --------------

     (b) Ms. Charna Fuchs was elected to serve as an independent director of the Company and received the number of votes as set forth below:

        ------------------------- -------------- --------------- --------------
        INDEPENDENT DIRECTOR      FOR            AGAINST         ABSTAINED
        ------------------------- -------------- --------------- --------------
        Ms. Charna Fuchs          4,292,471      0               0
        ------------------------- -------------- --------------- --------------

     (c) A proposal to amend the Company's Articles of Association to reflect changes in the provisions authorizing the Company to indemnify and insure its officers and directors, which included the authorization to eliminate certain monetary liabilities, in compliance with the Israeli Companies Law - 1999, was approved and received 4,287,471 votes FOR and 0 votes AGAINST, with 5,000 abstentions and broker non-votes.

     (d) A proposal to amend the Company's Articles of Association to authorize the Company's Board of Directors to fill any vacancy created on the Board of Directors was approved and received 4,287,471 votes FOR and 0 votes AGAINST, with 5,000 abstentions and broker non-votes.

     (e) A proposal to approve the payment of an annual salary of $75,000 to the Company's Chairman, Mr. Mark Blundell, was approved and received 4,277,471 votes FOR and 15,000 votes AGAINST, with 0 abstentions and broker non-votes.

     (f) A proposal to approve the payment of certain fees to the Company's non-salaried directors was approved and received 4,276,971 votes FOR and 15,500 votes AGAINST, with 0 abstentions and broker non-votes.

     (g) A proposal to approve the payment of a cash bonus of $25,000 to the Company's Chairman, Mr. Mark Blundell, was approved and received 4,281,971 votes FOR and 10,500 votes AGAINST, with 0 abstentions and broker non-votes.

     (h) A proposal to approve the payment of a cash bonus of $75,000 to the Company's Chief Executive Officer and a director, Dr. Ramon Harel, was approved and received 4,276,971 votes FOR and 15,500 votes AGAINST, with 0 abstentions and broker non-votes.

     (i) A proposal to ratify the appointment of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2004 and to authorize the Board of Directors to fix the remuneration of such auditors and to further authorize the Board of Directors to delegate such authority to the Company's Audit Committee, all in accordance with Israeli law, was approved and received 4,292,471 votes FOR and 0 votes AGAINST, with 0 abstentions and broker non-votes.

Item 5.  Other Information.
--------------------------

                  None.

Item 6.  Exhibits
-----------------

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 10-KSB of Scanvec Amiable, Ltd. for the year ended December 31, 2000 (as filed with the Securities and Exchange Commission on April 17, 2001.))

3.2 Articles of Association (Incorporated by reference to Scanvec Amiable, Ltd.'s Form 10-KSB for the year ended December 31, 2000 (as filed with the Commission on April 17, 2001)).

3.3 Amendments to the Articles of Association approved at the Company's 2004 Annual Meeting.

31.1 Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SCANVEC AMIABLE, LTD.


Date: November 15, 2004                 By: /s/ Dr. Ramon Harel
                                            --------------------
                                        Dr. Ramon Harel
                                        Chief Executive Officer
                                        (Principal Executive Officer and
                                         Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number                      Description
--------------------------------------------------------------------------------

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 10KSB of Scanvec Amiable, Ltd. for the year ended December 31, 2000 (as filed with the Securities and Exchange Commission on April 17, 2001.))

3.2 Articles of Association (Incorporated by reference to Scanvec Amiable, Ltd.'s Form 10-KSB for the year ended December 31, 2000 (as filed with the Commission on April 17, 2001)).

3.3 Amendments to the Articles of Association approved at the Company's 2004 Annual Meeting.

31.1 Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002